Form 10KSB40
period 1997-12-31
C2I SOLUTIONS INC
filed 1998-03-31
CIK 1048135

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23589

                               C2i SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   33-0775687
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

6138 NANCY RIDGE DRIVE, SAN DIEGO, CALIFORNIA                      92121
  (Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number, including area code:          (619) 812-5800

Securities registered pursuant to Section 12(b) of the Act:          NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                                            PAR VALUE REDEEMABLE
                                                                   WARRANTS

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes [ ] No [X]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The registrant's revenues for its most recent fiscal year were $79,823.

    The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $20,173,000 as of March 30, 1998. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 1, 1998, the Registrant had 3,391,338 shares of its $.001 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

             Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I


        This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and, in particular, those contained in "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Business Risks and Uncertainties," that could cause actual results to differ materially from those projected.


ITEM 1.  BUSINESS


INTRODUCTION


        C2i Solutions, Inc. ("C2i" or the "Company") is a provider of services to address the Year 2000 challenge and to transition legacy software applications effectively and efficiently. Legacy software and systems, which refers to installed bases of computing hardware and software acquired over a number of years, usually do not represent the most advanced technology and are frequently not Year 2000 compliant. C2i employs proven methodology, advanced tools and the expertise of dedicated professionals to offer a wide variety of Year 2000 services. From assessment through implementation and testing, C2i brings together the elements required for cost effective implementation of solutions to the Year 2000 problem. C2i began providing Year 2000 related services and products in late 1996, however, the Company has limited experience in providing Year 2000 solutions. As of the date of this Annual Report, the Company has not completed a large scale Year 2000 conversion project.


BACKGROUND


        Organizations periodically perform complex conversions on their information systems in order to respond to changing environments. These conversions can include operating system migrations, programming language upgrades and application changes, such as data field expansions to accommodate additional digits in telephone numbers, zip codes and account numbers. The largest and most immediate conversion need currently facing users of information systems is caused by the Year 2000 problem, the potential errors and failures resulting from widespread use of computer programs utilizing two-digit year codes when performing date sensitive functions after December 31, 1999.


        As the end of the century approaches, the Year 2000 problem is gaining increased attention in the media and business community. Although many of the computer programs recently written are designed to accommodate the year 2000, a large number of mission critical programs currently in use lack the ability to properly interpret date codes representing the year 2000 and beyond. For example, these programs using two-digit year codes may misinterpret "00" as the year 1900 rather than 2000, resulting in faulty information processing or reporting and potential failures of related systems controlled by date codes or date code comparisons.


        Businesses which are not ready for the Year 2000 problem will experience significant operating difficulties. Many software applications depend on the way dates are compared, used in calculations and sorted. These software applications include financial services applications, billing, scheduling and planning. The Company estimates that in many large-scale legacy environments millions of lines of code will need to be scanned to find all occurrences of date-related instructions, including data structure definitions and all related processing instructions. These instructions must then be changed to handle year 2000 calculations correctly. Once these potential problems are addressed, changes to application software may necessitate a corresponding change to the data used by that software, including the millions of records often contained in an organization's database.


        The Year 2000 problem is particularly important to large organizations with mainframe computer systems, such as banks, securities firms, insurance companies, companies involved in the healthcare industry, government agencies, transportation companies, communications companies, manufacturers, including those of embedded systems, and utilities. Solving the Year 2000 problem is essential in order for these organizations to conduct their businesses.


        The worldwide cost of solving the Year 2000 problem has been estimated by industry sources to be $300 billion to $600 billion over the next few years. Much of these costs are expected to relate to conversion solutions for IBM MVS mainframe systems. As a result of limitations on an organization's internal resources and expertise, C2i believes it is likely that a substantial portion of the Year 2000 update process will be outsourced. Thus, the market for conversion solutions provided by independent consultants is expected to grow rapidly as business organizations become aware of the Year 2000 problem and recognize their own limitations in solving the problem internally.


        As a result of the size of the Year 2000 problem and its critical importance to many organizations, there are many tools and methodologies, each with a different approach, that have been developed to address the Year 2000 problem. This has produced a situation where organizations are faced with a difficult task of selecting from a confusing array of claims and potential solutions.


THE C2I SOLUTION


        C2i has developed relationships with leading providers of Year 2000 tools to provide its customers with a wide variety of service choices and alternatives. These relationships include non-exclusive licensing agreements that allow C2i to use third-party software to develop Year 2000 solutions, value-added-reseller agreements ("VAR agreements") that allow C2i to re-sell certain third-party software as part of its Year 2000 solutions, consulting agreements and joint-development agreements. C2i is engaged in a constant process of evaluating potential relationships with technology providers in order to develop the most advanced Year 2000 solutions and add to its suite of service and product offerings. Through its access to a number of tools and approaches, C2i is able to recommend and select solutions intended to match a customer's specific needs. C2i's tools scan and analyze software components, assess and evaluate the software structure, including date-related fields and their respective processing instructions, produce a range of reports and support semi-automatic and automatic conversion of most of the information systems components. The conversion involves both changes in the data and related software through data field expansion, and if data field expansion is not possible, application logic changes. By increasing the amount of automation in the conversion process, these tools reduce overall conversion time and cost. The Company combines its licensed technology with related consulting services, training and support to deliver Year 2000 solutions for the IBM MVS mainframe and other platform environments.


SERVICES


        The services provided in a Year 2000 conversion project involve a detailed series of assessment, analysis, conversion, replacement, testing and implementation steps, all of which must be managed through several different groups within an organization.


        PROJECT MANAGEMENT


        Maintaining control of a Year 2000 conversion project requires project managers to predict and monitor factors affecting resource consumption, delivery dates and costs throughout the project. Computer time, personnel time and need to work around existing operations are constraints that directly affect resource availability and costs. C2i's project manager, who is a specialist in the language(s) used in the customer's information systems, allocates assignments to project personnel and uses a project tracking system to monitor progress during the complex series of tasks associated with the conversion.


        ENTERPRISE ASSESSMENT


        The enterprise assessment phase is an extremely important step that forms the information-base upon which significant decisions will be made regarding the nature of the conversion, code renovation and system replacement efforts. To make a proper decision, a company needs to have accurate data regarding the cost and manpower requirements of the various options. The "best decision" must be able to be accomplished in the required time frame with the available resources.


        C2i collects and analyzes customer specific data and reports the results of its cost estimation and analysis activities to the customer. This step predicts how much work will be needed to reformat date-related data and programs for the Year 2000, based on a metric or cost model.


        C2i works with representatives of all involved business units in an organization to compile a comprehensive Enterprise Assessment Report. This report enables management to select a course of action and deploy resources for conversion/replacement and compliance.


        INVENTORY


        C2i assists clients to inventory and review their Data Processing (DP) and business environment to document the existing topology, currency of software releases and inter-relationships of systems and subsystems. This inventory and review becomes the basis for developing an overall methodology to deal with Year 2000 problems. The DP environment review addresses hardware, software, staff resources and skills, and current system software plans. The software inventory organizes operating systems, database systems, programming languages, measurement and performance tools, utilities and any other vendor-supplied items that may have Year 2000 implications.


        During the enterprise assessment, C2i assists clients to inventory and review application systems, subsystems and programs to determine their inter-relationships, as well as age, usefulness, size and appropriateness for selection as a Pilot Scan and Analysis candidate. The inventory documents the name, function, size, age, origin (in-house developed or purchased package), available documentation, and importance of the system or subsystem to the organization. It is important to understand how the program is stored, backed-up and called, and to determine which other libraries and data feeds are used in conjunction with the loading of the program or system.


        PILOT SCAN/ANALYSIS


        On the basis of the information gathered during the Enterprise Assessment, C2i and the client may select a small segment of code to be scanned and analyzed in the Pilot Scan and Analysis phase. This phase consists of building tables of naming conventions and understanding how dates are used within the systems. The Pilot Scan and Analysis phase produces reports showing the number, location and relevance of date-sensitive fields, and highlights those instances where failure will occur in the year 2000 and beyond. The Pilot Scan and Analysis phase assists C2i and the client to determine the order and timing of a comprehensive scan and analysis of programs, subsystems and systems and to determine the most cost-effective and functionally beneficial remedies available to the organization.

        SCANNING AND ANALYSIS


        These processes are accomplished using the Scanning and Analysis tools. The multi-pass scanning process identifies vulnerable lines of code, classifies each date reference and procedure reports to assist C2i and the customer. The date-search process matches language elements and data names against known language elements and date-specific mnemonics. C2i can scan COBOL, Fortran, Assembler, RPG, PL/1, Mantis, Natural, Focus, APS, CSP, Easytrieve, SAS, ADS and Culprit. While scanning gives the programmer an overview of sensitive dates, the analysis tools specify the dates, by line, that will cause the system to fail. During the analysis steps, C2i search engines review data-names and comparison and calculation statements and produce exception reports of data references that fail or that appear to be inaccurate or misleading. This phase identifies the lines of code that must be addressed by C2i and the client.

        IMPLEMENTATION CONSULTATION


        After the Scanning and Analysis steps are completed, C2i gathers all the data reports and charts and provides client executives with the information necessary to make the appropriate Year 2000 business decisions. At this point, a client is in a position to make informed decisions of the cost of solutions and the consequences of failing to act. A key element of the C2i approach is the establishment of an overall project management system to assist planning, tracking and communication regarding all aspects of the Year 2000 compliance effort throughout the enterprise. The Company believes that it is of utmost importance for all involved to be able to follow the progress regarding milestones, manpower issues and costs on an ongoing basis. C2i uses, among other tools, Microsoft Project with Year 2000 customized templates to insure that a consistent methodology is followed and standardized reporting is provided to assist in enterprise-wide communications.


        RENOVATION/REPLACEMENT


        This stage involves implementing the decisions to solve identified Year 2000 problems. This phase occurs when a plan has been agreed upon by all business units and senior management. The adoption of this plan begins the critical enterprise-wide process of insuring the organization will survive the date-change implications of the Year 2000. All critical systems, programs, databases, data feeds, procedures and printed material must meet the change requirements set out in the Enterprise Alternatives Study Report. Solutions generally entail fixing the system, replacing with packaged Year 2000-compliant systems or modules, or abandoning the business function served by the programs or systems.


        Fixes generally fall into one of three categories:


        -       date-field expansion to create a standard four-digit year field


        - windowing, a procedural solution technique using the existing two-digit field


        - compression to create a four-digit representation in a two-digit field


        TESTING AND IMPLEMENTATION


        Testing is a significant and critical element of every successful Year 2000 effort. All critical systems, programs, data bases, data feeds, procedures and printed material must meet the change requirements. The Company believes that testing entails approximately 50% of the entire project. C2i intends to assist clients to develop and implement testing procedures from unit test and integration testing through systems and acceptance testing. With additional storage from date expansion or added logic code for windowing or workaround, it is vital to conduct full-scale testing with live data in production volumes. The C2i data center mainframe environment, with a direct dedicated line or secure Internet connection to the client's production mainframe system, will provide flexibility for unit and integration testing.


        The challenge for all organizations is the on-time completion of mission-critical compliance efforts to insure that fundamental business systems will not fail in the year 2000. Many experts predict that there is simply not an adequate supply of technical and management resources to handle the challenge of required intervention. This increases the importance of project prioritization and planning. Complete re-systemization, date-field expansion, and some compliance work will extend well into the year 2000 and beyond, where temporary fixes and workarounds will require replacement by permanent solutions.


LICENSES AND RELATIONSHIPS


        C2i has entered into VAR Agreements with IBM, Computer Associates International and Oracle, a development agreement with Sun Microsystems, and non-exclusive licensing agreements with several other vendors, and is constantly evaluating potential relationships with other third-parties to provide an extensive range of Year 2000 solutions, including hardware, software and consulting services and add to its suite of service and product offerings. Some of the Company's licensors offer conversion services directly or have licensed other companies to use the technologies offered by C2i.


        HARDWARE


        IBM. C2i has entered into a VAR Agreement with IBM that provides that C2i may act as an IBM Business Partner and Solution Provider in the United States and Puerto Rico. As a re-seller of IBM R390-P/390 hardware and software, C2i may purchase at a discount and offer its clients an extensive selection of tested and integrated software and tools in a hardware platform that mirrors the customer's MVS environment and permits secure testing of date functions without risk of propagating corrupted information into production data sets. The IBM agreement may be terminated without cause by C2i or IBM on three months' written notice, and may be modified by IBM on one month written notice. C2i's ability to re-sell IBM equipment and services under the IBM agreement is conditioned on IBM's approval of C2i's value-added enhancements, which must significantly add to the function and capability of the IBM products to be resold.


        Sun Microsystems. C2i has entered into a series of agreements with Sun Microsystems ("Sun") in connection with Sun's Catalyst Developer Program. This relationship provides C2i with discounts on Sun software and hardware, a non-exclusive license to Solaris, Sun's development environment, access to news and information produced by Sun for its Catalyst Developers, special technical support options, use of certain Sun trademarks, listings in Sun on-line and printed catalogs and royalty-free joint marketing services in exchange for C2i's development of products compatible with Sun SPARC workstations and Solaris. This relationship allows C2i to more easily develop Year 2000 solutions for Sun and other UNIX workstations.


        SOFTWARE


        Computer Associates International ("CA"). C2i has entered into a VAR agreement with CA that provides C2i the non-exclusive right and license to distribute CA's Discovery 2000 software, which C2i may purchase from CA at a discount, within the United States. The Discovery 2000 solution helps to formulate a Year 2000 strategy, establish appropriate guidelines, and deploy needed tools and techniques. The CA-Discovery 2000 solution can be implemented immediately in the existing environment and can be used to modify all applications, including mission-critical legacy systems running on MVS platforms. The CA-Discovery 2000 assists in reducing the costs and resources associated with a Year 2000 solution by providing automated conversion/replacement and partial testing. The CA-Discovery 2000 solution provides the user with a valuable road map that enhances a Year 2000 project by:


        - Defining the scope of the conversion project, including size, cost, resources and timeline

        -       Identifying problem areas with impact analysis tools

        -       Detecting source code to be modified through code analysis tools

        - Implementing changes and converting programs to newer source dialects

        -       Managing and controlling the application life cycle

        -       Utilizing automated tools for unit and system testing

        -       Enhancing quality assurance with automated regression tools

        - Facilitating the distribution and redeployment of converted applications


        The inventory and assessment of existing information systems portfolios is a critical phase of Year 2000 projects. The CA-Discovery 2000 solution includes the CA-Impact/2000 analysis tool, which is executable wherever the source code resides, whether on the mainframe or on PC workstations. This eliminates the need to move the code from one platform to another. CA-Impact/2000 analyzes applications and details the information needed to accurately estimate and carefully plan the Year 2000 project. The parser-based technology is tuned for all of the leading data manipulation languages, such as SQL, CA-IDMS , CA-Datacom and DL/1. The CA agreement may be terminated without cause by C2i or CA on thirty days written notice.

        Oracle Corporation ("Oracle"). C2i has entered into a VAR agreement with Oracle which grants C2i a non-exclusive license to demonstrate, provide training and technical support for, and sublicense certain Oracle software to its Year 2000 clients in exchange for payment by C2i to Oracle of sublicense fees. As clients review their business priorities and cost for renovating or converting their existing legacy applications to achieve Year 2000 compliance, a compelling option in many cases is to abandon certain applications or replace them outright with packaged solutions that are already Year 2000 compliant. C2i is able to utilize Oracle's products and services based upon Oracle's relational database management system (RDBMS) Oracle 7 product line. Oracle offers a number of enterprise wide application solutions such as Manufacturing, Engineering, Financial and H.R. Systems. In addition many other software developers have created packaged solution products that utilize the Oracle 7 RDBMS and could replace legacy applications that face expensive Year 2000 renovation costs.


        CenturySolver Solutions. C2i offers certain Scanning and Analysis and Renovation/Replacement solutions under its CenturySolver trade name to address the special Year 2000 problems associated with software written in various dialects of Assembler, COBOL and AS/400 RPG. C2i also offers a CenturySolver solution for customers who use software written in multiple languages and/or running on multiple platforms. The CenturySolver solutions consist of software provided to C2i by third party vendors under non-exclusive license agreements. C2i researches and tests the Year 2000 software available at any given time to determine which of those software packages are suitable for the CenturySolver line of solutions and which are potential additions to bolster its services or products.


        CenturySolver/Assembler Solutions. CenturySolver/Assembler helps pinpoint the problems associated with finding and fixing date operations in complex legacy Assembler code. Using the CenturySolver/Assembler automated analysis capabilities, date variables can be tracked through registers, scratch (and misused) variables, and offsets into memory areas. The program then identifies operations carried out on, and using, dates, and provides an annotated and commented listing of the source-code in machine-readable form and a set of metrics giving a profile of the code and Year 2000 problem incidence.


        Because CenturySolver/Assembler automates the previously manual task of tracking how and where each date operation is used in a program, it can achieve substantial productivity and quality improvements over manual methods. Using conventional manual techniques, an assembler programmer can analyze in detail only a few hundred lines of code per day. With CenturySolver/Assembler, hundreds of thousands of lines of complex Assembler code can be analyzed in a single day, leaving the developer more time to make the identified changes and test the code. As a result, CenturySolver/Assembler helps to reduce overall project costs by ensuring that the conversion is completed faster and with a higher degree of accuracy. Scarce assembler programmer resources can then be targeted at the key points in the conversion process where they will have the most impact.


        CenturySolver/2000 COBOL Solutions. CenturySolver/2000 identifies code that needs to be changed, then transforms this code to correctly handle dates in the beyond the year 2000. It uses advanced data flow analysis techniques combined with type analysis to accurately identify date-related code and analyze its type (year, month, day, etc.). CenturySolver/2000 can handle MIS environment and Year 2000 transformation requirements, including multiple language dialects and transformation strategies, DBMS operating systems, and screen generators. CenturySolver/2000 runs on scaleable UNIX platforms configured for Year 2000 transformation of MVS COBOL.


        CenturySolver/Multi-Language Solutions. CenturySolver/Multi-Language is an innovative, inexpensive, multiple-language, cross-platform solution for Year 2000 projects. It uses a user-defined sliding-date approach where only date logic is modified, versus expanding the year to four digits. Database date fields are expanded for century only where required. This solution is uniform for all software applications and languages. CenturySolver/Multi-Language quickly pinpoints complexity issues to aide in assigning tasks to appropriate staff members. It does not require expanding the year to four digits in existing software applications. No change to records, files, input, historical or archival data is required, nor are changes to data fields in applications. Instead, existing applications are utilized without the extensive time-consuming activities and major expense associated with new computers and/or software, data conversions, wholesale retraining, etc.

        CenturySolver/400 RPG Solutions. CenturySolver/400 is a powerful software solution designed for modification and maintenance of AS/400 RPG applications for Year 2000 compliance. Extensive use of AS/400 object descriptions and source information makes it possible to quickly find and document all dates within an application. Because the information is derived directly from the operating system, it is always up-to-date. A cross-reference database captures detailed relationship information about all programs that directly or indirectly use a file or data area, all programs that directly or indirectly call other programs, and all files or programs that use a certain data field can be captured and stored in the database. The library administration function provides facilities for managing applications libraries and the programs, files and other objects they contain. This includes the implementation of changes and new versions of software applications as well as the creation and maintenance of test environments.


        CONSULTING


        Tata Consultancy Services. C2i is in the final stages of completing a non-exclusive consulting agreement with Tata America International Corporation ("Tata") for the provision of services by Tata to C2i, both on-site worldwide and by dedicated communications with Tata's offices in India. Tata has agreed to provide programming, development, maintenance and enhancement, Year 2000 conversion, documentation and other services to C2i or its customers, as requested by C2i, on a project by project basis. The scope of the work, pricing and substantially all other terms of any services performed under this contract are to be agreed to by both C2i and Tata prior to commencement of the specific project. The Tata agreement and work orders agreed upon under the agreement may be terminated by C2i or Tata on ninety days written notice.


INTELLECTUAL PROPERTY


        The Company relies on a combination of copyright and trade secret laws and contractual provisions to establish and protect its rights in its software products and proprietary technology. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's technologies or to reverse engineer to obtain and use information that the Company regards as proprietary. The Company has no patents and existing copyright and trade secret laws offer only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.


        The Company's competitive position may be affected by its ability to protect its proprietary information. However, because the software industry is characterized by rapid technological change, the Company believes that patent, trademark, copyright, trade secret and other legal protection are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, new product and service development, frequent product enhancements, customer service and ongoing product support.


CUSTOMERS


        During 1997, the Company was engaged to provide assessment projects to agencies of two states, a hotel chain, and a large savings and loan. The Company is in the process of negotiating agreements with several institutions to provide remediation and testing of code. In January of 1998, the Company was selected by and entered into an agreement with United Guaranty Corporation ("UGC") to help UGC develop an improved strategy for assessment and solution of UGC's Year 2000 problems.


SALES AND MARKETING


        C2i's sales and marketing strategy is designed to promote and enhance recognition that C2i's services provide turnkey solutions to a major problem. The Company anticipates that many of its sales leads will come through referrals from systems integrators, service providers, the parties who have entered into VAR, or other business partnering relationships with C2i, including outside sales agents. Once a lead is identified, C2i uses the technical capabilities of its services and the reduced interference with customer operations made possible by C2i's ability to conduct most of the required processes off-site to complete the selling process.

        C2i intends to use a direct sales force to follow up on potential customers as well as telemarketing and direct mail to increase name recognition and generate additional inquiries from prospective customers in the strategic partners' existing client basis. The direct sales force will initially focus on education of strategic partners and pre- and post-sales support.


        C2i intends to advertise in trade magazines targeted to individuals who would influence an organization's Year 2000 compliance efforts as well as referral sources. C2i also plans to participate in trade shows where potential customers or referral sources are expected to be present.


        As the number of competitors providing Year 2000 services increases, it is more likely that substantially similar tools and methodologies will be used in providing such services. Although the Company's services have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore, materially adversely affect the Company's business, operating results and financial condition.


COMPETITION


        The market for services relating to the Year 2000 problem is highly competitive and will become increasingly competitive as the Year 2000 approaches. The anticipated growth in this industry is expected to attract additional competitors, many of whom may offer additional products and services. Existing competitors for Year 2000 conversions and related software tools include Coopers & Lybrand LLP, Electronic Data Services Corporation, Ernst & Young LLP, Zitel Corp., Viasoft, Inc., Computer Horizons, Inc., Data Dimensions, Inc., Crystal System Solutions, Ltd., Platinum Technology Inc., Acceler8 Technology Corporation, TSR, Inc. and Peritus Software Services, Inc. Most of the competitors providing software tools and services for Year 2000 conversion projects are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. As a result, there can be no assurance that the Company will be able to compete effectively.


        The principal competitive factors affecting the market for the Company's services include product performance and reliability, product functionality, availability of experienced personnel and price, ability to respond in a timely manner to changing customer needs, project management capabilities, ease of use, training and quality of support.


EMPLOYEES

        As of December 31, 1997, the Company had 10 full-time employees and one part-time employee.

        As previously noted, the Company expects a significant increase in the number of employees over the next twelve months. The actual rate of this increase is dependent on a number of factors, including demand for the Company's products and services. Also, competition for qualified software personnel is intense and there are a limited number of professionals with the level of knowledge and experience required by the Company. There can be no assurance that the Company will be successful in attracting, integrating, training, and retaining such personnel in accordance with the Company's needs.


ITEM 2.  DESCRIPTION OF PROPERTY

        The Company subleases approximately 12,400 square feet of office space in San Diego, California pursuant to a sublease agreement which also provides the Company with two (2) options to extend the term of the lease for two additional three-month periods. The Company moved into these facilities in January 1998. The Company believes that its new facilities will be adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        None.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.


        The Company effected an initial public offering ("IPO") on February 24, 1998 with its Common Stock and Redeemable Warrants traded on the Nasdaq SmallCap Market under the symbols "CTWO" and "CTWOW," respectively. As of March 1, 1998, there were 25 stockholders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

        The Company has not paid any cash dividends on its Common Stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.


        In the last three years, the Registrant (or its predecessor limited liability company, which issued Owner Units) has sold and issued the following unregistered securities:


        1.     Owner Units (Common Stock)


        In September 1996, the Company issued an aggregate of 1,050,000 Owner Units to four founders of the Company at a price of $.15 per Unit, for aggregate consideration of $157,500.


        In June 1997, the Company issued 1,333,332 Owner Units to three executive officers of the Company at a price of $.15 per unit, for aggregate consideration of $200,000.


        In the months of June through September 1997, the Company issued an aggregate of 8,006 Owner Units to four consultants to the Company as consideration for services rendered to the Company by these consultants, valued in the aggregate at $9,083.


        On September 30, 1997, the Company exchanged each Owner Unit for one share of its Common Stock in connection with its reorganization from a California limited liability company to a Delaware corporation.


        2.     Bridge Notes and Bridge Warrants


        In October 1997, the Company issued Bridge Notes having an aggregate principal of $600,000, as well as 600,000 Bridge Warrants, to 36 accredited investors for aggregate consideration of $600,000. Each Bridge Warrant entitles the holder to purchase one share of Common Stock of the Company at an exercise price of $4.00 per share. The Bridge Warrants are exercisable for a one-year period beginning February 24, 1999.


        3.     Option Grants to Employees, Consultants and Directors


        From June 1, 1997 through January 31, 1998, the Company issued options to purchase an aggregate of 665,500 shares of Common Stock at exercise prices ranging from $2.50 to $5.50 per share to fourteen employees and consultants and three outside directors. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options.

        4.     Underwriter Warrants


        On February 27, 1998, the Company issued warrants (the "Underwriter Warrants") to purchase up to 100,000 shares of Common Stock and Warrants to Gilford Securities Incorporated ("Gilford") (90,000), the Underwriter in the Company's initial public offering of equity securities, and to an officer of Gilford designated by Gilford. These shares of Common Stock and Warrants are identical to those offered in the Company's initial public offering except that the Underwriter Warrants and the Warrants included in the Underwriter Warrants will not be subject to redemption by the Company. The Underwriter Warrants cannot be transferred, sold, assigned or hypothecated for one year and thereafter transfers may only be made to persons who are bona fide officers or directors of the Underwriter. The Underwriter Warrants are exercisable during the four-year period commencing February 13, 1999 at an exercise price of $8.10 per share and $0.135 per Warrant subject to adjustment in certain events to protect against dilution. The holders of the Underwriter Warrants and underlying securities have certain demand and piggyback registration rights.


        There were no underwriters employed in connection with any of the transactions set forth above.


        The issuances described in items 1, 2 and 4 were exempt from registration under the Securities Act because they did not involve a public offering. The issuances described in item 3 were exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder and on Section 4(2) thereof as transactions pursuant to compensatory benefit plans and contracts relating to compensation and transactions not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.


        Pursuant to the Company's Registration Statement on Form SB-2 (No. 333-39425), declared effective by the Commission on February 13, 1998, the Company registered 1,150,000 shares of Common Stock, $.001 par value, 1,150,000 Redeemable Warrants and 1,150,000 shares of Common Stock underlying such Redeemable Warrants. Of such securities, 150,000 shares of Common Stock and Redeemable Warrants were subject to an over-allotment option in favor of the underwriter of the initial public offering, Gilford Securities, Incorporated, which over-allotment option has been exercised as to both the Shares of Common Stock and the Redeemable Warrants as of the date hereof.


        The price to the public per share of Common Stock was $6.00 per share, with underwriting discounts and commissions of $0.60 per share, for net proceeds to the Company of $5.40 per share. The price to the public of the Redeemable Warrants was $0.10 per warrant, with an underwriting discount and commission of $0.01 per Warrant with proceeds to the Company of $0.09 per Warrant. The aggregate price to the public of the Common Stock and Warrants (including those issued upon exercise of the overallotment option) was $7,015,000, with aggregate underwriting discounts and commissions of $701,500, for aggregate proceeds to the Company of $6,313,500. In connection with initial public offering, the Company incurred approximately $555,450 of expenses, none of which was paid to directors, officers or general partners of the Registrant or their associates, or to any person owning 10% or more of any class of equity of the Registrant. The net proceeds to the Company from the sale of the 1,150,000 shares of Common Stock and 1,150,000 Redeemable Warrants were approximately $5,758,050, after deducting underwriting discounts and commissions and the estimated offering expenses payable by the Company. Since the closing of the public offering occurred following the end of the reporting period addressed by this Report, no proceeds from the offering were used by the Company during the applicable reporting period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Business Risks and Uncertainties'" and elsewhere in this Form 10-KSB. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 7 of this report.


OVERVIEW


        The Company has developed relationships with leading providers of Year 2000 software products, two international hardware manufacturers, and a multinational consulting organization, thereby enabling C2i to provide solutions to its customers from a wide variety of service choices and alternatives intended to match their specific needs in achieving Year 2000 compliance. The Company was founded in late 1996, has a very limited operating history and is in the development stage. As a result, the Company's operations to date have not produced significant revenues.


        In view of the early stage of the Company's development, expected changes in the cost structure related to provision of the Company's Year 2000 solutions, and projected increases in selling, general and administrative expenses associated with its anticipated increased activity levels, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


        In order to identify, capture and meet the anticipated demand for Year 2000 solutions, the Company will need to continue to expand its workforce and facilities. The Company expects to incur progressively increasing expense levels relating to this expansion through July 1998 at a minimum, during which time it does not expect to generate revenues of any significance. There can be no assurance that the Company will achieve or maintain profitable operations.


        Specifically, the Company expects to incur or experience notable increases in (i) salary, commission, consulting fees, placement fees, travel, marketing, and office expenses associated with expanding its direct and indirect sales efforts; (ii) personnel, training, placement fees, rent and other occupancy expenses, to build its technical operations team; and, (iii) personnel, rent and other occupancy expenses, professional fees and general overhead expenses associated with the creation of a general and administrative infrastructure necessary to support the anticipated future growth.


        The Company began its workforce expansion in the third quarter of 1997, and expects this to continue throughout 1998. Also, in December 1997, the Company commenced payment of salaries to its officers. Prior to December 1997, the Company had not incurred any significant cash compensation for its officers since its inception. Additionally, the Company recognized a charge of approximately $1.2 million in 1997 for non-cash compensation expense to officers, as a result of issuance of Common Stock to these officers at deemed values which exceeded the total consideration received by the Company. In addition to the foregoing, future compensation expenses are expected to increase materially based on: (i) the planned significant increase in number of employees, (ii) estimated compensation levels necessary to attract highly qualified individuals, in the Company's early stages, from a limited pool of qualified candidates, in a competitive marketplace.


        In January 1998, the Company moved into a larger facility in preparation for the increased level of business activity and personnel anticipated by management. The Company also has plans to open several new regional offices, which will all involve some amount of fixed overhead.


        During the quarter ending March 31, 1998, the Company will recognize an extraordinary charge of approximately $112,000, related to repayment of the Bridge Financing. This represents a write-off of the unamortized balances of debt discount and deferred finance charges remaining upon repayment of the Bridge

Notes. In addition, most of the Company's revenues are expected to be derived from a relatively small number of large-scale comprehensive Year 2000 conversion projects provided by the Company and its strategic partners. As a result, the Company's revenues and operating results may be subject to substantial variations in any given year and from quarter to quarter. See "Risk Factors-Fluctuations in Quarterly Operating Results."


        In late September 1997, the Company hired its first two regional sales representatives and began selling activities. Based on its experience to date, the Company believes that actual Year 2000 compliance efforts by potential customers have fallen short of expectations. This appears to be consistent with general industry trends noted by analysts, experts, and competitors. As a result of the Company's experience to date, the complex nature of the sales cycle, and the expected length of time typically required for a potential customer to conclude its purchase decision related to a comprehensive Year 2000 solution, the Company currently has no backlog of signed customer orders. The Company is in the process of negotiating contracts with half a dozen potential clients. The Company has submitted at least twice as many additional proposals to potential clients, which have not yet progressed to the contract negotiation stage. The Company does not expect to realize any significant revenues prior to the end of the second quarter of 1998. There can be no assurance that the Company will successfully conclude any of these negotiations and realize revenues related to these or other potential customers.


        The Company believes that a demand for its Year 2000 solution exists today and will continue to exist for some time after the Year 2000, although the demand will diminish significantly over time and will eventually disappear. The Company plans to continue actively pursuing business opportunities unrelated to the Year 2000 problem in the computer consulting market, with a focus on the conversion marketplace, and to develop products and services to take advantage of these opportunities. However, there can be no assurance that the Company will be able to successfully develop its Year 2000 business or expand its business beyond the Year 2000 conversion market. The failure to diversify and develop additional products and services would materially adversely affect the Company's business, operating results and financial condition. See "Risk Factors -- Need to Develop New Products and Technologies."


        Revenue associated with performance under contracts to provide Year 2000 consulting and reengineering services is recognized utilizing the percentage-of-completion method, in the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that collection of the related receivable is probable. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. If the revised estimates indicate a loss, such loss will be provided for currently in its entirety. The costs of providing warranty and follow-on customer support are currently non-existent. In the future such costs are not expected to be significant and would be accrued if appropriate.


        The Company recognizes revenue from the sale of software and hardware products upon delivery of the product to customers. Revenues on sales of software products to customers, which require significant continued obligation from the Company, are deferred until such obligations are no longer significant.

RESULTS OF OPERATIONS


        The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of total revenues:


                                          PERIOD FROM
                                           INCEPTION                    PERIOD FROM
                                          (SEPTEMBER                     INCEPTION
                                           17, 1996)                   (SEPTEMBER 17,
                                            THROUGH     YEAR ENDED     1996) THROUGH
                                         DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                             1996          1997            1997
                                          ----------    ----------      ----------
Revenues                                       100.0%        100.0%          100.0%
Cost of revenues                                64.3%         59.1%           59.7%
                                          ----------    ----------      ----------

Gross profit                                    35.7%         40.9%           40.3%
Selling, general and administrative            488.2%       2283.8%         2086.3%
expenses
                                          ----------    ----------      ----------

Operating loss                                (452.5%)     (2242.9%)       (2046.0%)
Interest expense                                  --          31.3%           27.8%
                                          ----------    ----------      ----------

Loss before taxes                             (452.5%)     (2274.2%)       (2073.8%)
Provision for income taxes                        --           4.3%            3.8%
                                          ----------    ----------      ----------

Net loss                                      (452.5%)     (2278.5%)       (2077.6%)
                                          ==========    ==========      ==========


FISCAL YEAR ENDED DECEMBER 31, 1997.


        Revenues. The Company's revenues of $79,283 consist of fees for consulting services provided ($47,033) and fees received for the sale, license or use of software and hardware products ($32,250).


        Cost of Revenues. Cost of revenues consists primarily of personnel-related costs of providing consulting services. Cost of revenues also includes third party royalties relating to licensed technology, and cost of products sold. Cost of revenues for the year ended December 31, 1997 was approximately 59% of revenues.


        Selling, general and administrative expenses. Selling, general and administrative expenses were $1,810,623 for the year ended December 31, 1997, which includes a non-cash charge of $1,199,999, recognized for financial statement purposes, as a result of sales of common stock to key employees at below the deemed value. Other selling, general and administrative expenses related primarily to personnel costs and other occupancy expenses, overhead costs to support the growth in the Company's workforce, as well as continued increases in training, marketing and sales activities. The Company expects that such selling, general and administrative expenses will continue to increase progressively throughout 1998 and thereafter, as previously discussed herein.


FISCAL YEAR ENDED DECEMBER 31, 1996.


        Revenues. The Company was founded in September 1996 and as a result had limited revenues and related cost of revenues in the period ended December 31, 1996.

        Selling, general and administrative. Selling, general administrative expenses were $47,836 for the period ended December 31, 1996 and primarily related to costs incurred to establish the Company's basic infrastructure and internal operations.


LIQUIDITY AND CAPITAL RESOURCES


        From Inception through December 31, 1997, the Company has financed its operations externally, primarily with the proceeds from the issuance of Common Stock and a Bridge Financing, completed in October 1997, which have provided total cash of $958,000. These funds, along with approximately $45,000 advanced from a former stockholder, have provided the Company with aggregate cash to date of $1,003,000.


        The Company used net cash flow for operating activities of $41,343 and $275,389 in the period from Inception (September 17, 1996) through December 31, 1996 and for the year ended December 31, 1997, respectively. The increase in the net cash used for operating activities in 1997 over 1996 is primarily attributed to a larger net loss for the year ended December 31, 1997 as a result of the expansion of the Company's operations, with no significant increase in corresponding revenue. Operational cash requirements from Inception through December 31, 1997, including personnel costs, used approximately $600,000 of cash, of which $560,000 was used during the year ended December 31, 1997. This use was offset by the net change in working capital balances of approximately $283,000, substantially all of which occurred in the year ended December 31, 1997.


        The Company's investing activities have consisted primarily of equipment purchases to support the additional personnel being hired, and amounted to $23,028 and $42,205 for the periods ended December 31, 1996 and December 31, 1997, respectively. The Company's current plans reflect significant capital expenditures during 1998; however, there are no material purchase commitments outstanding at March 31, 1998. These plans assume that the Company will experience a significant increase in the demand for its services, resulting in a corresponding increase in personnel, and reflect the establishment of several, strategically located, regional operation centers, throughout the continental U.S. during 1998.


        Based on the Company's current operating plan and anticipated personnel increases, the Company expects to invest approximately $500,000 over the next year in capital equipment. This includes approximately $250,000 for general office equipment, furniture and fixtures and approximately $250,000 for computer equipment, including software. A portion of the total amount projected for future capital expenditures is variable, based on the Company's ability to achieve targeted revenue levels and successfully recruit qualified individuals. However, certain capital expenditures are not based on the level of business activity, or may involve commitments or terms which preclude or limit the Company's ability to subsequently reduce or modify such commitments in response to changes in the business.


        The Company's financing activities provided $80,838 and $599,950 for the periods ending December 31, 1996 and 1997, respectively. The Company received an advance from a former stockholder of $45,000, of which it repaid $24,162 in 1996. In addition, the Company sold an aggregate of $157,500 of equity in 1996, of which $60,000 was collected in 1996. In 1997, the remaining $97,500 was collected and additional debt and equity securities were issued, providing the Company with $800,000 in cash. The Company used approximately $287,000 of this cash to pay for financing costs totaling $26,820 in connection with the Bridge Financing, which occurred in 1997, and $259,906 related to its initial public offering, which occurred in 1998. Also, the Company used $10,712 of cash in 1997 to repay the advance from the former stockholder.


        As of December 31, 1997, the Company had cash of $298,823 and a working capital (deficit) of $(491,588). In February and March 1998, the Company received the proceeds from its initial public offering, including sales of securities subject to the underwriter's over-allotment options. Gross offering proceeds were $7,015,000, and resulted in net cash to the Company of $6,148,050, after deducting the underwriter's 10% discount and 3% non-accountable expense allowance (net of the $45,000 previously paid by the Company), but before payment of other offering expenses estimated at $345,000.

        The Company believes that net proceeds from the sale of Common Stock and Warrants in the initial public offering, together with existing cash and anticipated funds from operations, less the amount used to repay the Bridge Notes, including interest accrued thereon, will be sufficient to fund capital expenditures, working capital and other cash requirements for approximately the next twelve months. However, the Company expects to continue to experience operating losses and to have negative cash flow from operations for the foreseeable future (through at least the end of the third quarter of 1998). To the extent that the Company's sources of capital are insufficient to fund the Company's activities in the short or long term, the Company may need to raise additional funds through public or private financing. There can be no assurance that additional financing will be available as needed or, if available, will be on terms acceptable to the Company.


        The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services, the need to develop new or enhanced products and services, competitive pressures and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or, that if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


BUSINESS RISKS AND UNCERTAINTIES


Limited Operating History; Limited Experience in Year 2000 Solutions


        The Company was founded in September 1996, has a very limited operating history and is in the development stage. As a result, the Company's operations to date have not produced significant revenues, and there can be no assurance that the Company will generate any future revenues from the sale of its services or products.


        The Company has limited experience in providing Year 2000 solutions. Although the Company is in the process of completing its initial assessment projects, the Company has not completed a large scale Year 2000 conversion project. There can be no assurance that the Company will be successful in completing large scale conversions, that the Company will not experience delays or failures in providing its Year 2000 solutions or that the Year 2000 solutions will be effective. The failure of the Company's Year 2000 solutions to function properly or the existence of errors or bugs following completion of a Year 2000 conversion project could necessitate significant expenditures by the Company in order to attempt to remedy the problems. The consequences of failures, errors and bugs could have a material adverse effect on the Company's business, operating results and financial condition.


History of Operating Losses; Need for Additional Financing; Possible Delisting from Nasdaq; Going Concern Opinion


        The Company has experienced significant operating losses since its inception in September 1996. As of December 31, 1997, the Company's accumulated deficit was approximately $1,851,000, which includes a non-cash charge of approximately $1.2 million, as a result of sales of equity securities to key employees at less than deemed value for financial statement purposes. Losses have been principally the result of the various costs associated with the Company's selling, general and administrative expenses as the Company commenced operations, acquired its technology rights and began marketing activities. The Company expects that it will incur operating losses over at least the next year. The Company believes that the net proceeds from its initial public offering, together with its existing capital resources, will enable it to fund its operations for approximately the next 12 months. The Company will be required to seek additional capital to continue its operations beyond that time. The Company has no commitments for any future funding, and there can be no assurance that the Company will be able to obtain additional capital in the future. If the Company is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.


        The Company is required to meet certain financial tests to maintain its listing on the Nasdaq SmallCap Market. If continued losses by the Company cause the Company to fail to meet such continued listing requirements, the Company's securities may be delisted from the Nasdaq SmallCap Market and the liquidity of the Company's securities could be impaired.


Intense Industry Competition; Competitive Disadvantages


        The market for Year 2000 solutions is highly competitive and is expected to become increasingly competitive as the year 2000 approaches. The Company's lack of resources and proven results makes it extremely vulnerable to competition from larger companies, all of which benefit from greater recognition, larger lists of reference clients and significantly greater financial, technical and marketing resources. Leading competitors have proven products which can provide them with a significant advantage over the Company because the Company's services have not been widely deployed and therefore present potential customers with uncertainty not associated with existing solutions from larger companies. In addition, many of the Company's potential clients are reluctant to choose small companies as key suppliers or service providers due to concerns about long term viability and, especially with respect to Year 2000 conversion projects, the consequences to the organization of a failure of a proposed solution. There can be no assurance that the Company will overcome these disadvantages.


        There can be no assurance that competitors will not develop new products or services or improve their existing products or services which, when combined with their existing market presence, would make the Company's solutions obsolete or unmarketable. Any such development would have a material adverse effect on the Company. The Company also expects that competition will arise from new competitors and from new technological approaches adopted by new and existing competitors. Competitive technologies may be developed which could make the Company's services obsolete or of diminished utility, thereby materially adversely affecting the Company. If the Company is unable to respond to the challenges of competition, there can be no assurance that the Company would be able to achieve or maintain profitability at a level required to support its survival or growth. See "Business -- Competition."


Uncertain and Undeveloped Market


        The primary focus of the Company's services is resolving the Year 2000 problem. Although the Company believes that the demand for Year 2000 consulting services will grow significantly as the year 2000 approaches, there can be no assurance that this demand will increase to the extent anticipated by the Company, if at all. Although the public and the business community appear to be gaining awareness of the scope of the Year 2000 problem, companies may not be willing or able to allocate the resources to address this problem in a timely manner. Many companies may attempt to resolve the problem internally rather than contract with firms such as the Company. As a result, demand for the Company's Year 2000 solutions is uncertain and unpredictable. If the demand for the Company's Year 2000 solutions fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition could be materially adversely affected.

Fluctuations in Quarterly Operating Results


        At least initially, the Company expects to derive a substantial portion of its revenues from a relatively small number of contracts. As a result, a small delay during a quarter in the achievement of milestones triggering payment to the Company could have a material adverse effect on the Company's revenues and results of operations for that quarter. In addition, the Company's need to expand its facilities and the need for continued investment by the Company in research, development, marketing, customer service and support capabilities will limit the Company's ability to reduce expenses in response to any such decrease in sales. Moreover, because customer purchase orders are subject to cancellation or rescheduling by the customer, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. If the Company's anticipated level of revenues is not achieved for a particular period, the Company's operating results could be adversely affected by its inability to reduce costs. The impact of these and other factors on the Company's operating results in any future period cannot be accurately forecast.


Complex Sales Cycle


        Sales of the Company's Year 2000 solutions are characterized by a relatively complex sales cycle due to such factors as the magnitude of the expenses associated with implementation of a comprehensive solution at most organizations, the substantial time required by potential customers to evaluate the Company's solutions and those of competitors, and the potential consequences to the organization of a wrong decision, all of which suggest that the decision will ultimately be made at a level in an organization that is relatively higher than would otherwise be involved in information system matters. As a result, the Company will likely be required to devote additional sales and marketing efforts to concluding sales decisions.


Need to Develop New Products and Services


        The Company currently generates substantially all of its revenues from, and devotes most of its resources to, its Year 2000 solutions. Although the Company believes that the demand for its Year 2000 solutions will continue to exist for a limited period of time after the Year 2000, this demand will diminish significantly over time and will eventually disappear. Therefore, the Company plans to actively pursue business opportunities unrelated to the Year 2000 problem in the computer software and consulting market, and to develop products and services to take advantage of those opportunities. The Company believes that its future success will depend upon its ability to develop and enhance its relationships with customers so that it will continue to be called upon to assist in data conversion projects following the year 2000. To the extent product offerings and services provided by the Company are based upon anticipated changes, sales of such products and services may be adversely affected if other technologies become accepted in the industry. If the Company does not successfully introduce new products or services in a timely manner, any competitive position the Company may develop would be lost and the Company's sales, would be reduced. There can be no assurance that the Company will be able to develop and introduce enhanced or new products or services which satisfy customer needs and achieve market acceptance. The failure of the Company to implement a successful research and development program would have a material adverse effect upon its business and prospects.


Dependence on Licenses and Third Party Technology


        Substantially all of the tools that the Company uses to provide its Year 2000 solutions are licensed from third parties. The Company's proprietary software, as well as licensed software, is designed to work on or in conjunction with certain third party hardware and/or software products. If any of these licensors or third party vendors were to discontinue making their products available to the Company, or to increase materially the cost to the Company to acquire, license or purchase the products, or if a material problem were to arise in connection with the ability of the Company to use and operate with third party hardware and/or software products, the Company would be required to redesign its solutions to function with or on alternative third party products or attempt to develop internally a replacement for the third party products. In such an event, interruptions in the availability or functioning in the Company's Year 2000 solutions and delays in the introduction of new products and services may occur until equivalent technology is obtained. There can be no assurance that alternative sources of suitable technology would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of the Company to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.


Customer and Supplier Concentration; Uncertainty of Follow-On Business


        A large portion of the Company's revenues have been dependent on a few customer projects. The Company derived approximately 91% of its revenues for the year ended December 31, 1997 from three customers and 100% of its revenues for the period ended December 31, 1996 from one customer. As of December 31, 1996, 100% of the accounts receivable balance related to one customer. The Company had no outstanding accounts receivable at December 31, 1997. In addition, the Company has experienced a supplier concentration, with 99% of its total cost of revenues for the year ended December 31, 1997 resulting from purchases from three suppliers, and 100% of its total cost of revenues for the period ended December 31, 1996 resulting from purchases from one supplier, who is also a former stockholder. The Company expects that as it continues to develop, it will continue to derive a majority of its revenues from a small number of customers and to incur the majority of its costs with a small number of suppliers. Therefore, a loss of any significant customer or supplier could have a material adverse effect on the Company's business, financial condition or results of operations. See "Financial Statements and Notes" thereto.


        At the conclusion of a project by the Company, a particular customer may not have an immediate need for follow-on services or additional projects on the same scale. The Company does not enter into long term or volume service contracts with its customers, and customers may discontinue further purchases of the Company's services at any time. There can be no assurance that any of the Company's limited number of past or current customers will require the Company's services or products in the future, or if they do, that they will engage the Company to perform such services or provide such products. The failure of any of the Company's significant customers to meet their obligations to the Company would have a material adverse effect on its business, financial condition and results of operations. To generate future revenues, the Company must identify and obtain business from companies in its existing base of customers or with new customers. There can be no assurance that any of the Company's current customers will engage the Company for projects in the future or that the Company will be able to obtain additional new customers.


Dependence on Proprietary Technology


        The Company relies on trade secret and copyright protection for its products and technology. The Company believes that its licensors use similar means of protecting their technologies.


        In the absence of significant proprietary protection, competitors may be able to copy the Company's technology or design approaches, replicate its processes or gain access to its trade secrets. Moreover, there can be no assurance that competitors will not be able to develop technologies similar to or more advanced than the Company's or design around any protected aspects of the Company's technology rights. No assurance can be given that the Company's current or future products or services will not infringe on the rights of others.


        There has been substantial litigation regarding intellectual property rights in computer software related industries. In the future, litigation may be necessary to enforce technological rights of the Company, to protect trade secrets or know-how owned or licensed by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation would likely result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's business, financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from providing its services, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Intellectual Property Rights."

        The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.


Dependence on Key Personnel; Management of Expanding Operations


        The Company's success will, to a large extent, depend upon the continued services of its executive officers who have limited experience at managing a business like the Company's. Two of the Company's four executive officers have only been with the Company since June 1997 and one of the Company's executive officers has only been with the Company since September 1997. The loss of services of any of these executive officers may materially and adversely affect the Company. The Company's employment agreements with its key personnel may be terminated by either party, with or without cause, with the exception of Mr. Whalen's. Mr. Whalen's employment agreement has a term of five years, expiring in May 2002, and limits the Company's ability to terminate him, except for cause, and provides for six months severance pay, unless Mr. Whalen voluntarily resigns his position. The Company has key man life insurance in the amount of $1,000,000 on Mr. Whalen.


        The Company's plans to expand its business are expected to place a significant strain on the Company's management, operational and financial resources and systems. To manage its expanding operations, the Company must, among other things, improve its operational, financial and management information systems, including its billing, accounts receivable and payable tracking, fixed assets and other financial management systems. The Company must also attract, retain and train additional highly qualified management, technical, sales and marketing and customer support personnel. The process of locating such personnel with the combination of skills and attributes required to implement the Company's strategy is often lengthy. The loss of the services of key personnel, or the inability to attract and train additional qualified personnel, could have a material adverse effect upon the Company's business and results of operations.


Risks Associated with Potential Unspecified Acquisitions


        The Company plans to acquire assets or businesses complimentary to its operations, although no specific acquisitions are currently in negotiation or planned. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the incorporation of acquired technology or business into the Company's service offerings, the difficulty of maintaining uniform standards, controls, procedures and policies, the potential loss of key employees of acquired companies, and the impairment of relationships with employees and customers as a result of changes in management. No assurance can be given that the Company will undertake acquisition activities, will complete any acquisitions, or that if an acquisition does occur it will not materially and adversely effect the Company or will be successful in enhancing the Company's business. If the Company proceeds with one or more significant acquisitions, a substantial portion of the Company's available cash, could be used to consummate those transactions. Alternatively, stockholders of the Company could suffer significant dilution of their ownership interest in the Company. The accounting for business acquisitions of the type of businesses that would likely be attractive acquisition candidates for the Company is likely to involve the recognition of significant goodwill and intangible assets in connection with the acquisition and, as a result, would typically result in substantial amortization of the charges against the Company's reported financial results.


Risks Associated with International Expansion


        A key component of the Company's strategy is its planned expansion into international markets. The Company has no previous experience in working with international customers and there can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to create an international presence, there are risks inherent in doing business on an international level, such as unexpected changes and regulatory requirements, export restrictions, export controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, and potential adverse tax consequences that could adversely effect the Company's international operations, any one of which could have a material adverse effect on the Company's business, financial conditions and results of operations.


Potential Liabilities Associated with Year 2000 Services


        The Company's Year 2000 solutions involve key aspects of its client's computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit by contract, both with its customers and with the parties that license technology to the Company, its liability for damages arising in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liabilities set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. There can be no assurance that the Company will be able to obtain or maintain insurance coverage for such liabilities, that such coverage will continue to be available on acceptable terms, or that such coverage will be available in amounts to cover one or more large claims. The assertion of claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operation. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any contract liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 7.  FINANCIAL STATEMENTS.


        The financial statements and related notes thereto required by this item are listed and set forth in a separate section of this report following the index to exhibits.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


        The directors and executive officers of the Company and their ages are as follows:


   NAME                                       AGE                        POSITION
   ----                                       ---                        --------
   John Anthony Whalen, Jr.                   55             Chairman of the Board of
                                                             Directors; President and Chief
                                                             Executive Officer

   Clyde Wooten                               55             Senior Vice President,
                                                             Operations and Chief Technology
                                                             Officer

   Diane E. Hessler                           37             Vice President, Finance,
                                                             Secretary and Chief Financial
                                                             Officer

   Hal H. Beretz (2)                          62             Director

   Kim P. Goh (1)(2)                          55             Director

   David Tendler (1)                          60             Director


        (1)    Member of the Compensation Committee.


        (2)    Member of the Audit Committee.


        Mr. Whalen founded the Company in 1996. Prior to joining the Company he served from February 1994 through October 1994 as President and Chief Operating Officer of NETCOM On-line Communication Services, Inc., an Internet service provider and software developer, and from October 1986 through May 1990 as Executive Vice President of Optimum Care Corporation, a company operating behavioral medicine programs in healthcare facilities. From May 1990 to February 1994 and from October 1994 to February 1996, Mr. Whalen was a private investor. Mr. Whalen holds a B.A. in English literature and American History from St. Mary's College of California and an M.B.A. from California State University. Mr. Whalen was licensed as a Certified Public Accountant by the State of California.


        Mr. Wooten joined the Company in June 1997 as Senior Vice President, Operations and Chief Technology Officer. From July 1995 through May 1997, Mr. Wooten served as Vice President of Image Products of Excalibur Technologies, a software company, and from October 1992 to June 1995 he served as Senior Director of New Technology Development at Knight-Ridder Information, an electronic publishing company. Prior to that he served for a total of 26 years in various software and product development management positions with IBM Corporation, Reference Technology, Inc., and Amdahl Corporation. Mr. Wooten holds a B.Sc. degree in Aerospace Engineering and a M.S. degree in Aerospace Engineering from Massachusetts Institute of Technology.


        Ms. Hessler joined the Company in September 1997 as Chief Financial Officer. From May 1994 through March 1997, Ms. Hessler served in various senior financial and accounting positions with AlphaNet Telecom, Inc., a telecommunications company. From June 1991 through February 1994 she served as Chief Financial Officer and Controller at Bluebird Systems, a software development company, and from August 1989 through May 1991 she served as a Manager of Accounting and Business Consulting at Steres, Alpert & Carne, a public accounting firm. Prior to that, she served for a total of eight years in various positions with public accounting firms, including

Deloitte Haskins & Sells, Breedlove & Co., P.C. and Fairall, Quindt & Cummins, Inc., P.C. Ms. Hessler holds a B.B.A. in Accountancy from Western Michigan University, and is licensed as a Certified Public Accountant by the State of Texas.


        Mr. Beretz was elected to the Board in September 1997. Mr. Beretz has been a partner in the international consulting firm of Tendler Beretz LLC since January 1985. Prior to forming Tendler Beretz LLC, Mr. Beretz served as President and Chief Operating Officer of Phibro--Salomon, Inc., currently known as Salomon, Inc., and was also a Director from May 1981 until leaving the firm in December 1984. Mr. Beretz serves on the Boards of several institutions and is active in various philanthropic organizations. Mr. Beretz holds a B.B.A. from City College of New York.


        Mr. Goh was elected to the Board in September 1997. Mr. Goh is an independent consultant for Merck/Medco, a managed healthcare company. From 1993 to 1996, he was Executive Vice President of MIS at Merck/Medco. From 1988 to 1993, Mr. Goh was Senior Vice President, Head of GeoService Technology and Senior Vice President, Head of Retail Operations Division for Chemical Banking Corporation, New York. From 1970 to 1988 he held several senior executive positions at Citibank, N.A., New York, including several of Citicorp's information business subsidiaries. Mr. Goh has a B.A. from Southhampton College of Long Island University, an M.A. in Economics from the New School for Social Research, New York, and an AMP from Harvard University Business School.


        Mr. Tendler was elected to the Board in September 1997. Mr. Tendler has been a partner in the international consulting firm of Tendler Beretz LLC since January 1985. Prior to forming Tendler Beretz LLC, Mr. Tendler served as Co-Chairman and Chief Executive Officer of Phibro-Salomon, Inc., currently known as Salomon, Inc. Mr. Tendler has almost forty years of experience in the commodity and investment banking industries, including twenty years in senior executive positions. Mr. Tendler serves as Chairman of V.I. Technologies, Inc. and as a director of Bio-Technology General Corporation. Mr. Tendler has also served on the Boards of various philanthropic organizations. Mr. Tendler holds a B.B.A. from City College of New York.


        The Company's Certificate of Incorporation provides that the Board of Directors is divided into three classes. Each class of directors consists of one or two directors, who will serve for a one, two or three year period or until their successors are elected and qualified. Thereafter, directors will serve staggered three year terms. The Class I directors, whose terms will end in 1998, are Mr. Beretz and Mr. Goh; the Class II director, whose term will end in 1999, is Mr. Tendler; and the Class III director, whose term will end in 2000, is Mr. Whalen.


        Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or officers of the Company.


        Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not have a class of equity securities registered under the Securities Exchange Act until after its most recent fiscal year end. As such, no director, executive officer or beneficial owner of securities was required to file a report required by Section 16(a) of the Exchange Act during the year ended December 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION.


        The following table sets forth the compensation paid by the Company during the fiscal year ended December 31, 1997 to the Company's Chief Executive Officer. No executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1997.


                                 Summary Compensation Table
                                 --------------------------


                                                             Long-Term
                                                            Compensation
                                                            ------------
                                     Annual Compensation     Securities
                                     -------------------     Underlying        All other
Name and Principal Position          Salary        Bonus       Options        Compensation
---------------------------          ------        -----    ------------      ------------
John Anthony Whalen, Jr.                $12,500     $0         62,000             $0
    President and CEO

                        Option Grants in Last Fiscal Year





        The following table sets forth, as to the Company's Chief Executive Officer, information concerning stock options granted during the fiscal year ended December 31, 1997.

                                           Individual Grants
                               ------------------------------------------

                                                                               Potential Realization Value
                                         Percent of                             at Assumed Annual Rates
                             Number of  Total Options                             of Stock Purchase
                             Securities  Granted to                                Appreciation for
                             Underlying  Employees    Exercise                      Option Term(1)
                              Options    in Fiscal      Price    Expiration     ----------------------
 Name                         Granted     Year        Per Share     Date          5%             10%
-----------------------        ------  ----------     --------    -------       -------       --------
John Anthony Whalen, Jr        62,000       24%       $   2.50    6/01/07       $97,479       $247,030
                               ------       --        --------    -------       -------       --------




--------

(1) The 5% and 10% assumed compounded annual rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants.

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values.


        The following table sets forth, as to the Company's Chief Executive Officer, certain stock option information concerning the number of shares subject to both exercisable and unexercisable stock options and the value of unexercised options as of December 31, 1997. No options were exercised by the Company's Chief Executive Officer during the fiscal year ended December 31, 1997.

                                  Number of Securities               Value of Unexercised
                                 Underlying Unexercised              In-the-Money Options
                               Options at Fiscal Year End          at Fiscal Year End ($)(1)
                              ----------------------------       ----------------------------
Name                          Exercisable    Unexercisable       Exercisable    Unexercisable
-----------------------       -----------    -------------       -----------    -------------
John Anthony Whalen, Jr.         12,056          49,944            $42,196         $174,804


----------
(1) Based on the difference between the initial public offering price of $6.00 per share and the exercise price.

STOCK PLANS


        1997 Stock Option Plan. The Company's Board of Directors and stockholders have approved the 1997 Stock Option Plan which has an initial share reserve of 82,500 shares of Common Stock (the "Option Plan"). Under the Option Plan, options may be granted to employees, including officers, consultants, advisors and directors, although only employees and directors and officers who are also employees may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of all nonqualified stock options must equal at least 85% of the fair market value of the Common Stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan are generally immediately exercisable, vest over periods ranging from one to four years and must be exercised within ten years.


        In January 1998, the Company granted nonqualified options to purchase an aggregate of 20,500 shares to two consultants and incentive stock options to purchase an aggregate of 20,000 shares to two employees under the Option Plan. Nonqualified options to purchase 20,500 shares vest ratably over four years and incentive stock options to purchase 20,000 shares vest ratably over three years. All of these options have exercise prices of $5.50 per share and expire ten years from the date of grant or earlier in the event of termination of employment or consulting engagement.


        Prior to the adoption of the Option Plan, the Company granted nonqualified options to purchase an aggregate of 625,000 shares to employees, directors and consultants. Options to purchase 100,000 shares vest ratably over twelve months, options to purchase 262,500 shares vest ratably over three years and the remaining options to purchase 262,500 shares vest ratably over four years. These options have exercise prices ranging from $2.50 to $5.40 per share and expire five to ten years from the date of grant or earlier in the event of termination of employment, directorship or consulting engagement.


COMPENSATION OF DIRECTORS


        Directors of the Company who are not employees of the Company do not receive any compensation for attending meetings of the Board of Directors, although directors are reimbursed for their expenses in attending such meetings. From time to time, directors have received grants of options to purchase the Company's Common Stock. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors. The Company has agreed to pay to Messrs. Tendler, Beretz and Goh certain referral fees based on sales by the Company to customers introduced to the Company by such director. See "Certain Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS


        The Managing Owners of the limited liability company that was the predecessor to the Company fulfilled all functions of the Compensation Committee with regard to the compensation of executive officers of the Company with respect to the fiscal year ended December 31, 1997. John Anthony Whalen, Jr. was an executive officer and a Managing Owner during 1997.


LIMITATION OF LIABILITY AND INDEMNIFICATION


        Pursuant to the provisions of the Delaware General Corporation Law, the Company has adopted provisions in its Certificate of Incorporation which provide that directors of the Company shall not be personally liable for monetary damages to the Company or its stockholders for a breach of fiduciary duty as a director, except for liability as a result of (i) a breach of the director's duty of loyalty to the Company or its stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law; (iii) an act related to the unlawful stock repurchase or payment of a dividend under Section 174 of Delaware General Corporation Law; and (iv) transactions from which the director derived an improper personal benefit. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.


        The Company's Certificate of Incorporation also authorizes the Company to indemnify its officers, directors and other agents, by bylaws, agreements or otherwise, to the full extent permitted under Delaware law. The Company has entered into separate indemnification agreements with its directors and officers which may, in some cases, be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.


        At present, there is no pending litigation or proceeding involving a director, officer, employee or agent of the company where indemnification will be required or permitted. The company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


        The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of March 1, 1998, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the executive officers named in the tables under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.

                                Number of
                           Shares Beneficially        Percentage
   Beneficial Owner             Owned (1)        Beneficially Owned(2)
-----------------------    -------------------   ---------------------
John Anthony Whalen, Jr.(3)     1,467,960                43.0%
Frank Vukmanic(4)                345,333                10.1%
Clyde Wooten(5)                  348,333                10.2%
Konrad Witt                      267,750                 7.9%
Hal H. Beretz(6)                  14,583                  *
David Tendler(7)                  14,583                  *
Kim P. Goh(8)                      9,740                  *
All directors and executive
officers as a group            2,208,310                63.4%
(7 persons)




----------

*        Represents less than one percent.

(1) Except pursuant to applicable community property laws or as otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(2)      Based on 3,391,338 shares of Common Stock outstanding as of March 1,
         1998.

(3) Mr. Whalen is the President and Chief Executive Officer of the Company. Includes 18,944 shares subject to options exercisable within 60 days of March 1, 1998.

(4) Mr. Vukmanic resigned from his position as Senior Vice President, Sales and Marketing, of the Company in March, 1998. Includes 12,000 shares subject to options exercisable within 60 days of March 1, 1998.

(5) Mr. Wooten is the Senior Vice President, Operations and Chief Technology Officer of the Company. Includes 15,000 shares subject to options exercisable within 60 days of March 1, 1998.

(6) Mr. Beretz is a director of the Company. Includes 14,583 shares subject to options exercisable within 60 days of March 1, 1998.

(7) Mr. Tendler is a director of the Company. Includes 14,583 shares subject to options exercisable within 60 days of March 1, 1998.

(8) Mr. Goh is a director of the Company. Includes 9,740 shares subject to options exercisable within 60 days of March 1, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


        During the period from Inception to December 31, 1997, the limited liability company that was the predecessor to the Company sold Owner Units to certain of its officers, directors and holders of 5% of the outstanding equity of the Company, as described below.

        In September 1996, the Company issued 350,000 Owner Units to John A. Whalen, Jr., Chairman, President and Chief Executive Officer, and a co-founder of the Company for cash consideration of $.15 per Unit, for total consideration of $52,500.


        In June 1997, the Company issued 666,666 Owner Units to John A. Whalen, Jr., for cash consideration of $.15 per Owner Unit, for total cash consideration of $100,000. An additional $599,999 has been recorded as compensation expense in the accompanying statement of operations for the nine months ended September 30, 1997, reflecting the additional deemed fair value of such Units on the date of issuance.


        In June 1997, the Company issued 333,333 Owner Units to Frank J. Vukmanic, former Senior Vice President, Sales and Marketing for $.15 per Owner Unit, for total consideration of $50,000. Mr. Vukmanic gave the Company a noninterest bearing, 90 day promissory note as consideration for these Owner Units. Mr. Vukmanic paid this promissory note in full in August, 1997. An additional $300,000 has been recorded as compensation expense in the accompanying statement of operations for the nine months ended September 30, 1997, reflecting the additional deemed fair value of such Units on the date of issuance.


        In June 1997, the Company issued 333,333 Owner Units to Clyde Wooten, Senior Vice President, Operations and Chief Technology Officer for $.15 per Owner Unit, for total consideration of $50,000. Mr. Wooten gave the Company a noninterest bearing 90 day promissory note as consideration for these Owner Units. Mr. Wooten paid this promissory note in full in September, 1997. An additional $300,000 has been recorded as compensation expense in the accompanying statement of operations for the nine months ended September 30, 1997, reflecting the additional deemed fair value of such Units on the date of issuance.


        In July, August and September 1997, the Company agreed to pay to each of David Tendler, Hal Beretz and Kim Goh, directors of the Company, referral fees of four and one-half percent for sales by the Company that are consummated without the Company participating in a "Request for Proposal" process (an "RFP") with a customer, provided the engagement of the Company by the customer resulted from an introduction by the director, and two percent of sales by the Company that are consummated following the participation in an RFP with a customer, if the entrance of the Company in the RFP resulted from an introduction by the director. These referral fees are payable by the Company on all revenue generated from such customers during the period that the director serves as a director. Such fees are payable within 30 days after receipt of payment from the customer. No such fees have been paid to or earned by any of these directors as of December 31, 1997.


        Also in August 1997, the Company issued to each of Messrs. Tendler and Beretz options to purchase 87,500 Owner Units of the Company at an exercise price of $2.50 per share. In August, Mr. Goh was granted options to purchase 10,000 Owner Units of the Company, and in November 1997, he was granted options to purchase an additional 77,500 shares of Common Stock all at an exercise price of $2.50 per share. Such options vest in equal monthly amounts over a four year period, for as long as they remain directors.


        On September 30, 1997, the Company exchanged each Owner Unit for one share of its Common Stock, and converted options to acquire Owner Units to options to acquire Common Stock, in connection with its reorganization from a California LLC to a Delaware corporation.


        In October 1997, Mr. Vukmanic, an executive officer of the Company, participated in the Bridge Financing and was issued a Bridge Note in the principal amount of $17,304 and Bridge Warrants to acquire 17,304 shares of Common Stock, which he directed the Company to transfer equally to his two children. In February 1998, the Company paid off this Bridge Note plus accrued interest of $616.


        The Company believes that all transactions with affiliates described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company intends to submit all future transactions, including loans, between the Company and affiliates of the Company, to the Company's Board of Directors for approval by its disinterested members, with access to legal counsel, to ensure that such future transactions are for a bona fide business purpose and on terms no less favorable to the Company than could be obtained from independent parties. The Company intends to maintain at least two independent directors on its Board of Directors.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number              Description of Document
--------------              -----------------------
 3.1(1)                     Certificate of Incorporation.

 3.2(1)                     Bylaws.

 4.1(1) Form of Warrant Agreement between the Company and the Warrant Agent, including the form of Warrants.

10.1(1)                     Form of Indemnity Agreement for officers and directors.

10.2(1) The Company's 1997 Stock Option Plan and Agreements thereunder.

10.3(1)                     Form of Bridge Note and accompanying Bridge Warrant.

10.4(1)                     Employment Agreement dated June 1, 1997 between the Company and John Anthony Whalen, Jr.

10.5(1)                     Letter Agreement dated August 4, 1997 between the Company,
                            David Tendler and Hal Beretz.

10.6(1)                     Letter Agreement dated August 20, 1997 between the Company and Kim P. Goh.

10.7(1)                     Letter Agreement dated November 3, 1997 between the Company and Kim P. Goh.

10.8                        Sublease Agreement dated December 16, 1997 between the
                            Company and Road Runner Sports, Inc.

10.9(1) Master Services Agreement dated January 16, 1998 by and between the Company and United Guaranty
                            Corporation.

27.1                        Financial Data Schedule.


----------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-39425) declared effective by the Commission on February 13, 1998.

                               C2i Solutions, Inc.
                          (a development stage company)

                          Index to Financial Statements



                                                                                  Page
                                                                                  ----

Report of Ernst & Young LLP, Independent Auditors..................................F-2


Balance Sheets as of December 31, 1996 and 1997....................................F-3


Statements of Operations for the period from Inception (September 17, 1996)
through December 31, 1996, year ended December 31, 1997 and for the period from
Inception (September 17, 1996) through December 31, 1997...........................F-4


Statements of Stockholders' Equity (Deficit) for the periods ended December 31,
1996 and 1997......................................................................F-5


Statements of Cash Flows for the period from Inception (September 17, 1996)
through December 31, 1996, year ended December 31, 1997 and for the period from
Inception (September 17, 1996) through December 31, 1997...........................F-6


Notes to Financial Statements......................................................F-7

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
C2i Solutions, Inc.

We have audited the accompanying balance sheets of C2i Solutions, Inc. (a development stage company) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from Inception (September 17, 1996) through December 31, 1996 and the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C2i Solutions, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from Inception (September 17, 1996) through December 31, 1996 and the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP

San Diego, California
February 27, 1998,
except for the last paragraph of Note 3 and the fourth paragraph of Note 7, as to which the date is March 17, 1998

                               C2i Solutions, Inc.
                          (a development stage company)

                                 Balance Sheets

                                                                 DECEMBER 31,       DECEMBER 31,
                                                                    1996                1997
                                                                 -----------        -----------
ASSETS
Current assets:
  Cash                                                           $    16,467        $   298,823
  Accounts receivable                                                  9,797               --
  Capital subscriptions receivable from stockholders                  97,500               --
  Prepaid expenses and other                                           1,823             40,702
                                                                 -----------        -----------
Total current assets                                                 125,587            339,525
                                                                 -----------        -----------

Property and equipment, net                                           17,485             64,065
Deferred offering costs                                                 --              259,906
Deferred finance charges, net                                           --               24,412
Other assets, net                                                      1,325              2,775
                                                                 -----------        -----------
Total assets                                                     $   144,397        $   690,683
                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bridge Notes payable, net                                      $      --          $   438,397
  Bridge Notes payable to employees,  net                               --               63,301
  Current portion of capital lease obligations                          --                5,326
  Accounts payable                                                     2,955            248,942
  Accrued payroll and related                                          1,142             59,276
  Accrued interest payable (including $1,577 to employees)              --               12,500
  Accrued royalty due to former stockholder                            6,300              1,345
  Advance from former stockholder                                     20,838               --
  Other current liabilities                                             --                2,026
                                                                 -----------        -----------
Total current liabilities                                             31,235            831,113
                                                                 -----------        -----------
Capital lease obligations,  net of current portion                      --               12,251
                                                                 -----------        -----------
Commitments [Note 3]


Stockholders' equity (deficit):
  Preferred Stock - $.001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                       --                 --
  Common Stock - $.001 par value; 10,000,000 shares
     authorized; 1,050,000 and 2,391,338 shares issued
     and outstanding in 1996 and 1997,  respectively                   1,050              2,391
  Additional paid-in capital                                         156,450          1,910,516
  Warrants to acquire common stock                                      --              108,000

  Deficit accumulated during the development stage                   (44,338)        (1,850,776)
  Deferred compensation                                                 --             (322,812)
                                                                 -----------        -----------
Total stockholders' equity (deficit)                                 113,162           (152,681)
                                                                 ===========        ===========
Total liabilities and stockholders' equity (deficit)             $   144,397        $   690,683
                                                                 ===========        ===========



See accompanying notes.

                               C2i Solutions, Inc.
                          (a development stage company)

                            Statements of Operations


                                                   PERIOD FROM                          PERIOD FROM
                                                    INCEPTION                            INCEPTION
                                                  (SEPTEMBER 17,                       (SEPTEMBER 17,
                                                  1996) THROUGH        YEAR ENDED       1996) THROUGH
                                                   DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                      1996                1997              1997
                                                   -----------        -----------        -----------
Revenues:
  Products                                         $     9,798        $    32,250        $    42,048
  Services                                                --               47,033             47,033
                                                   -----------        -----------        -----------
Total revenues                                           9,798             79,283             89,081
                                                   -----------        -----------        -----------
Cost of revenues:
  Products:
       Customers                                          --               10,613             10,613
       Former stockholder                                6,300             11,352             17,652
  Services                                                --               24,929             24,929
                                                   -----------        -----------        -----------
Total cost of revenues                                   6,300             46,894             53,194
                                                   -----------        -----------        -----------

Gross profit                                             3,498             32,389             35,887
Selling, general and administrative expenses            47,836          1,810,623          1,858,459
                                                   -----------        -----------        -----------

Operating loss                                         (44,338)        (1,778,234)        (1,822,572)
Interest expense                                          --               21,699             21,699
Interest expense to employees                             --                3,105              3,105
                                                   -----------        -----------        -----------

Loss before income taxes                               (44,338)        (1,803,038)        (1,847,376)
Provision for income taxes                                --                3,400              3,400
                                                   ===========        ===========        ===========
Net loss                                           $   (44,338)       $(1,806,438)       $(1,850,776)
                                                   ===========        ===========        ===========

Loss per share (basic and diluted)                 $     (0.04)       $     (1.03)
                                                   ===========        ===========

Shares used in computing loss per share              1,050,000          1,753,141
                                                   ===========        ===========


See accompanying notes.

                               C2i Solutions, Inc.
                          (a development stage company)

                  Statements of Stockholders' Equity (Deficit)


                                                                                          DEFICIT
                                               COMMON STOCK                   WARRANTS   ACCUMULATED                  TOTAL
                                         -----------------------  ADDITIONAL TO ACQUIRE   DURING THE               STOCKHOLDERS'
                                                                   PAID-IN     COMMON    DEVELOPMENT    DEFERRED     EQUITY
                                            SHARES      AMOUNT     CAPITAL      STOCK       STAGE     COMPENSATION  (DEFICIT)
                                         ----------- ----------- ----------- ----------- -----------  -----------  -----------
Balance at inception, September 17, 1996        --   $      --   $      --   $      --   $      --    $      --    $      --

Issuance of common stock for cash
and capital subscriptions receivable       1,050,000       1,050     156,450        --          --           --        157,500

Net loss                                        --          --          --          --       (44,338)        --        (44,338)
                                         ----------- ----------- ----------- ----------- -----------  -----------  -----------

Balance at December 31, 1996               1,050,000       1,050     156,450        --       (44,338)        --        113,162

Issuance of common stock for cash
and capital subscriptions receivable       1,333,332       1,333   1,398,666        --          --           --      1,399,999

Issuance of common stock for
 services rendered                             8,006           8       9,075        --          --           --          9,083

Issuance of warrants                            --          --          --        94,373        --           --         94,373

Issuance of warrants to employees               --          --          --        13,627        --           --         13,627

Deferred compensation                           --          --       346,325        --          --       (322,812)      23,513

Net loss                                        --          --          --          --    (1,806,438)        --     (1,806,438)
                                         ----------- ----------- ----------- ----------- -----------  -----------  -----------

Balance at December 31, 1997               2,391,338 $     2,391 $ 1,910,516 $   108,000 $(1,850,776) $  (322,812) $  (152,681)
                                         =========== =========== =========== =========== ===========  ===========  ===========



See accompanying notes

                               C2i Solutions, Inc.
                          (a development stage company)

                            Statements of Cash Flows

                                          PERIOD FROM                          PERIOD FROM
                                            INCEPTION                          INCEPTION
                                          (SEPTEMBER 17,                     (SEPTEMBER 17,
                                          1996) THROUGH      YEAR ENDED      1996) THROUGH
                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                              1996             1997             1997
                                           -----------      -----------      -----------
OPERATING ACTIVITIES
Net loss                                   $   (44,338)     $(1,806,438)     $(1,850,776)
Adjustments to reconcile net loss
  to net cash used for operating
  activities:
    Depreciation and amortization                4,218           24,556           28,774
    Amortization of deferred
    compensation                                  --             23,513           23,513
    Non-cash compensation and other
    expenses                                      --          1,198,370        1,198,370
    Changes in operating assets and
    liabilities:
      Accounts receivable                       (9,797)           9,797             --
      Prepaid expenses and other                (1,823)         (38,879)         (40,702)
      Accounts payable                           2,955          245,987          248,942
      Accrued payroll and related                1,142           58,134           59,276
      Accrued interest payable                    --             10,923           10,923
      Accrued interest payable to                 --              1,577            1,577
      employees
      Accrued royalty, due to                    6,300           (4,955)           1,345
      former stockholder
      Other current liabilities                   --              2,026            2,026
                                           -----------      -----------      -----------
Net cash used for operating
activities                                     (41,343)        (275,389)        (316,732)
                                           -----------      -----------      -----------

INVESTING ACTIVITIES
Purchases of property and equipment            (21,633)         (39,400)         (61,033)
Other assets                                    (1,395)          (2,805)          (4,200)
                                           -----------      -----------      -----------
Net cash used for investing
activities                                     (23,028)         (42,205)         (65,233)
                                           -----------      -----------      -----------

FINANCING ACTIVITIES
Proceeds from issuance of common stock          60,000          200,000          260,000
Proceeds from issuance of Bridge Notes
 and warrants                                     --            600,000          600,000
Repayment of capital lease obligations            --               (698)            (698)
Deferred finance charges                          --            (26,820)         (26,820)
Deferred offering costs                           --           (259,906)        (259,906)
Advance from former stockholder                 45,000              586           45,586
Repayment of advance from former
 stockholder                                   (24,162)         (10,712)         (34,874)
Collection of capital subscriptions
  receivable from stockholders                    --             97,500           97,500
                                           -----------      -----------      -----------
Net cash provided by financing
activities                                      80,838          599,950          680,788
                                           -----------      -----------      -----------
Net increase in cash                            16,467          282,356          298,823
Cash at beginning of period                       --             16,467             --
                                           ===========      ===========      ===========
Cash at end of period                      $    16,467      $   298,823      $   298,823
                                           ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES
NON-CASH FINANCING ACTIVITIES:
Capital subscriptions receivable
  from stockholders                        $    97,500      $   100,000      $   197,500
Equipment acquired under capital
  lease obligations                               --             18,276           18,276
OTHER CASH FLOW INFORMATION:
Interest paid                                     --                198              198
Income taxes paid                                 --              2,400            2,400



  See accompanying notes.

                               C2i Solutions, Inc.
                          (a development stage company)

                   Notes to Financial Statements (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business


C2i Solutions, Inc. (the "Company") was incorporated in the State of Delaware on September 30, 1997. The Company was initially organized as a California limited liability company under the name of Challenge 2000 International, LLC ("LLC") on September 17, 1996 ("Inception"). From Inception through September 30, 1997, the Company operated under the name of the LLC. On September 30, 1997, the Company reorganized as a Delaware corporation and changed its name to C2i Solutions, Inc. On September 30, 1997, all LLC Owner Units were converted into 2,391,338 shares of the Delaware corporation's common stock and all Owner options were converted into options to acquire 547,500 shares of common stock.
Concurrent with the formation of the Delaware corporation, the LLC was dissolved.


The accompanying financial statements have been adjusted to give retroactive effect to the reorganization and capital structure of the Delaware corporation from Inception.


The Company is a provider of integrated solutions for organizations to assess, manage and implement required changes to computer applications for the "Year 2000 Problem." In addition to shrink-wrapped products, the Company intends to offer its customers a complete range of consulting services, including project management, out-sourcing and testing in connection with Year 2000 projects.


Basis of Presentation


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel and the marketing of its products and services. As of December 31, 1997, the Company has not realized significant revenues and therefore is considered to be in the development stage.


The Company's ability to transition from the development stage and ultimately to attain profitable operations is dependent upon its ability to raise additional capital through debt or equity financing and the successful market acceptance of its products and services. There can be no assurances that the Company's products and services or its efforts to raise additional capital will be successful. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Fiscal Year End


The Company's fiscal year end is December 31.


Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, Bridge Notes payable, and capital subscriptions receivable from stockholders (none of which are held or issued for trading purposes). The carrying amounts of these instruments at December 31, 1996 and 1997, approximate their fair values, because of the relatively short maturity of these instruments.

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include accounts receivable. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required.

Significant Customers


Revenue from one customer accounted for 100% of the Company's total revenue for the period ended December 31, 1996, all of which was outstanding at December 31, 1996. Revenue from three customers accounted for 62%, 19% and 10%, respectively, of the Company's total revenue for the year ended December 31, 1997, none of which was outstanding at December 31, 1997.


Significant Suppliers


Purchases from a single supplier, Gordon Parnell, who is also a former stockholder, accounted for 100% of the Company's cost of revenues for the period ended December 31, 1996. At December 31, 1996, all $6,300 of these costs were outstanding and have been included as accrued royalty due to former stockholder in the accompanying balance sheets. Purchases from three suppliers, one of whom is a former stockholder, accounted for 60%, 24% and 15% of the Company's total cost of revenues for the year ended December 31, 1997. At December 31, 1997, $1,345 of these costs were outstanding and have been included in accrued royalty due to former stockholder in the accompanying balance sheets.


Property and Equipment


Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments at the inception of the lease. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or lease terms of the property and equipment, which range from three to seven years.


Deferred Offering Costs


The Company has deferred certain legal, accounting, and other costs incurred during 1997 associated with its initial public offering. These items are stated at cost and will be netted with the proceeds of the offering upon its completion, in February 1998 (See Note 7).


Deferred Finance Charges


The Company incurred certain costs totaling $26,820 in 1997, in connection with a Bridge Financing, which it has capitalized. These charges are stated at cost, and are being charged to expense using the interest method over the term of the Bridge Notes (approximately 24 months). Accumulated amortization totaled $2,408 at December 31, 1997. In the event of early retirement, the unamortized, deferred finance charge balance will be charged to expense as an extraordinary item.


Organization Costs


Organization costs which totaled $1,395 and $607 at December 31, 1996 and 1997, respectively, are stated at cost and are included in other assets. Organization costs are amortized using the straight-line method over five years. Amortization expense was $70, $1,355, and $1,425 for the period from Inception

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


(September 17, 1996) through December 31, 1996, the year ended December 31, 1997, and for the period from Inception (September 17, 1996) through December 31, 1997, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations. Accumulated amortization totaled $70 and $30 at December 31, 1996 and 1997, respectively. In September 1997, the unamortized balance of LLC organization costs totaling $1,116 was written off as a result of the LLC's dissolution, and is included with amortization expense.


Discount on Bridge Notes Payable


The Company recorded a discount of $108,000 on the Bridge Notes it issued in connection with a Bridge Financing. This discount is being amortized using the interest method over the term of the Bridge Notes (approximately 24 months). In the event of early retirement, the unamortized, debt discount will be charged to expense as an extraordinary item.


Use of Estimates


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.


Revenue Recognition


Revenue associated with performance under contracts to provide Year 2000 computer consulting and reengineering services is recognized utilizing the percentage-of-completion method in the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that collection of the related receivable is probable. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. The costs of providing warranty and follow-on customer support related to services performed are not significant and have been accrued.


The Company recognizes revenue from the sale of software and hardware products upon delivery of the product to the customers when collection is assured. Revenues on sales of software products to customers which require significant continued obligation from the Company are deferred until such obligations are no longer significant.


Accounting for Stock-Based Compensation


Awards by the Company of stock options are accounted for in accordance with Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123" ) (See Note 4).

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Income Taxes


Prior to September 30, 1997, the Company elected to be treated as a Limited Liability Corporation ("LLC") for tax purposes. In lieu of corporate income taxes, all taxable income or loss of the Company is included in the income tax returns of the individual stockholders. Accordingly, the accompanying historical financial statements do not include a provision for federal income taxes, but reflect a provision for the California minimum franchise tax. On September 30, 1997, the Company elected to terminate its LLC status and thereafter become taxable as a "C" corporation.

Effective with its change to a "C" corporation, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings (loss) per share amounts for all periods presented have been restated to conform to the SFAS 128 requirements.

                                                 Period from
                                                  Inception
                                                 (September 17,
                                                 1996) through       Year Ended
                                                 December 31,       December 31,
                                                    1996                1997
                                                 -----------        -----------
Numerator:
  Net loss for period and
numerator for EPS                                $   (44,338)       $(1,806,438)
                                                 -----------        -----------
Denominator:
  Weighted average shares and
     denominator for EPS                           1,050,000          1,753,141
                                                 -----------        -----------

Loss per share (basic and diluted)               $     (0.04)       $     (1.03)
                                                 ===========        ===========


The above calculations do not reflect any potential shares relating to options or warrants due to the Company's losses for these periods. The assumed issuance of any additional shares would be anti-dilutive.

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


2.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                           Estimated          December 31,
                                          useful lives  -----------------------
                                             (Years)       1996           1997
                                                         --------       --------
Equipment                                      3-7       $ 13,988       $ 49,347
Furniture and fixtures                         5-7          7,645         29,962
                                                         --------       --------
                                                           21,633         79,309
Accumulated depreciation and
amortization                                               (4,148)       (15,244)
                                                         --------       --------
                                                         $ 17,485       $ 64,065
                                                         ========       ========

At December 31, 1997, gross equipment under capital leases totaled $18,276, with related accumulated depreciation of $834. This equipment was subject to related capital lease obligations of $17,577 at December 31, 1997. (See Note 5).

Depreciation expense was $4,148 and $11,096 for the period from Inception through December 31, 1996, and the year ended December 31, 1997, respectively, including equipment under capital leases.

3.   BRIDGE FINANCING

In October 1997, the Company completed a Bridge Financing in which it sold, to 36 accredited investors, an aggregate of $600,000 face value, unsecured promissory notes ("Bridge Notes") and 600,000 warrants ("Bridge Warrants") and received net proceeds of $573,180, after expenses of the offering. For financial statement purposes, the Bridge Financing has been allocated $108,000 to warrants, $492,000 to Bridge Notes payable and $26,820 to deferred finance charges (See Notes 1 and 4).

The Bridge Notes are payable, together with interest at the rate of 10% per annum, on the earlier of September 30, 1999 or the closing of an initial public offering. The Bridge Warrants entitle the holders thereof to purchase, during the one-year period, beginning February 24, 1999, one share of common stock at a purchase price of $4.00 per share. The resulting $134,820 of combined debt discount and deferred finance charges is being charged to expense using the interest method over the term of the Bridge Notes.

The bridge investors included four employees of the Company, one of whom was an executive officer of the Company. The face value of the Bridge Notes payable to these four employees totaled $75,704.


Bridge Notes payable consist of the following at December 31, 1997:

                                               Unrelated           Employees
                                                Third                 and
                                               Parties              Officers                Total
                                              ---------             ---------             ---------
Face value of Bridge Notes payable            $ 524,296             $  75,704             $ 600,000
Less Debt Discount:
    Original debt discount                      (94,373)              (13,627)             (108,000)
    Accumulated amortization                      8,474                 1,224                 9,698
                                              ---------             ---------             ---------
Net Debt Discount                               (85,899)              (12,403)              (98,302)
                                              ---------             ---------             ---------
Bridge Notes payable, net                     $ 438,397             $  63,301             $ 501,698
                                              =========             =========             =========

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


3. BRIDGE FINANCING (CONTINUED)

Interest expense related to the Bridge Financing includes amortization of the debt discount ($9,698) and deferred finance charges ($2,408), plus accrued interest ($12,500) and totaled $24,606 for the year ended December 31, 1997. The effective interest rate on the Bridge Notes payable was 20.27%.

The Bridge Notes payable have been classified as current liabilities in the accompanying balance sheet based on the timing of completion of the initial public offering. Subsequent to December 31, 1997, the Company completed its initial public offering and repaid the Bridge Notes (See Note 7).


4.   STOCKHOLDERS' EQUITY (DEFICIT)


Initial Public Offering


In October 1997, the Board of Directors authorized management of the Company to file a registration statement with the Securities and Exchange Commission, permitting the Company to sell up to 1,150,000 shares of common stock and up to 1,150,000 warrants for the purchase of common stock to the public.


The Board of Directors also approved the issuance of underwriter's warrants to purchase up to 100,000 shares of common stock and 100,000 warrants in connection with this proposed initial public offering.

Description of Capital Stock

General. The Company's authorized capital stock consists of 10,000,000 shares of common stock, par value $.001 per share ("Common Stock"), and 1,000,000 shares of preferred stock, par value $.001 per share ("Preferred Stock").

Common Stock. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of Common Stock. The Certificate does not provide for cumulative voting, and accordingly, the holders of a majority of the shares of Common Stock entitled to vote in any election of directors may elect all of the directors standing for election.

Warrants. The holder of each warrant issued in connection with the initial public offering ("Warrant") is entitled, upon payment of the exercise price of $7.50, to purchase one share of Common Stock. The exercise price of the Warrant will be reduced by $0.25 per share for every $200,000 that the Company's pre-tax earnings from operations for the year ending December 31, 1998 are less than $3,000,000, but in no event will this reduction result in an exercise price of less than $2.00 per share. Unless previously redeemed, the Warrants are exercisable at any time during the four year period commencing February 24, 1999, provided that at such time a current prospectus relating to the underlying Common Stock is in effect and the underlying shares of Common Stock are qualified for sale or exempt from qualification under applicable state securities laws. The Warrants are subject to redemption, as described below. The Warrants expire on February 24, 2003.

Redemption. Commencing February 24, 1999, the Warrants are subject to redemption by the Company, on not less than 30 days written notice, at a price of $.01 per Warrant, if the closing bid price of the Common Stock is at least 150% of the then current exercise price of the Warrants for any 20 consecutive business days ending on the third day prior to the date on which the notice of redemption is given. Holders of Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Warrants unless the Warrants are exercised before the close of business on

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


4.  STOCKHOLDER'S EQUITY (CONTINUED)

the business day immediately prior to the date set for redemption. All of the outstanding Warrants, except for the underwriter's warrants, must be redeemed if any of that class are redeemed. The Warrants contain provisions that protect the holders thereof against dilution by adjustment of the exercise price in certain events, such as stock dividends, stock splits, mergers, sale of substantially all of the Company's assets, and for other extraordinary events in order to enable the holders of the Warrants to obtain the same or equivalent rights which they would have obtained if the Warrants had been exercised prior to the event.

Underwriter's Warrants. The Company has agreed to grant to the underwriter, upon the closing of an initial public offering, the warrants ("Underwriter's Warrants") to purchase up to 100,000 shares of Common Stock and/or 100,000 Warrants. These shares and Warrants will be identical to the shares and Warrants offered to the public. The Underwriter's Warrants cannot be transferred, sold, assigned or hypothecated for one year, except to officers of the Underwriter or members of the selling group. The Underwriter's Warrants are exercisable during the four-year period commencing February 13, 1999, at an exercise price of $8.10 per share of Common Stock and $0.135 per Warrant, subject to adjustment in certain events to protect against dilution. The holders of the Underwriter's Warrants and underlying securities have certain demand and piggyback registration rights. The existence of the Underwriter's Warrants and the inability of the Company to redeem the Warrants may hinder the Company's future financing or business transactions.

Bridge Warrants. Each Bridge Warrant issued by the Company in connection with the Bridge Financing entitles the holder to purchase one share of Common Stock of the Company at an exercise price of $4.00 per share. The Bridge Warrants are exercisable for a one-year period beginning February 24, 1999 and expire on February 24, 2000.

Preferred Stock. The Preferred Stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Board in the resolutions authorizing the issuance of that particular series. In designating any series of Preferred Stock, the Board may, without further action by the holders of Common Stock, fix the number of shares constituting that series and fix the dividend rights, dividend rate, conversion rights, voting rights (which may be greater or lesser than the voting rights of the Common Stock), rights and terms of redemption (including any sinking fund provisions), and the liquidation preferences of the series of Preferred Stock. It is to be expected that the holders of any series of Preferred Stock, when and if issued, will have priority claims to dividends and to any distributions upon liquidation of the Company, and that they may have other preferences over the holders of the Common Stock. Before issuing any Preferred Stock the Company will obtain approval of a majority of its independent directors who do not have an interest in the transaction and who have access to legal counsel.

The Board may issue series of Preferred Stock without action of the stockholders of the Company. Accordingly, the issuance of Preferred Stock may adversely affect the rights of the holders of the Common Stock. In addition, the issuance of Preferred Stock may be used as an "anti-takeover" device without further action on the part of the stockholders. Issuance of Preferred Stock may dilute the voting power of holders of Common Stock (such as by issuing Preferred Stock with super-voting rights) and may render more difficult the removal of current management, even if such removal may be in the stockholders' best interests. The Company has no current plans to issue any of the Preferred Stock. In the event that the Company issues Preferred Stock in the future, it will only permit executive officers, directors or promoters to purchase shares on the same terms as other purchasers.

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


4. STOCKHOLDERS' EQUITY (CONTINUED)

Delaware Section 203. As a Delaware corporation, the Company is subject to
Section 203 of the Delaware General Corporation Law ("Section 203"), which regulates large accumulations of shares, including those made by tender offers.
Section 203 may have the effect of significantly delaying a purchaser's ability to acquire the entire interest in the Company if such acquisition is not approved by the Company's Board. In general, Section 203 prevents an "Interested Stockholder" (defined generally as a person with 15% or more of a corporation's outstanding voting stock) from engaging in a "Business Combination" (defined below) with a Delaware corporation for three years following the date such person became an Interested Stockholder. For purposes of Section 203, the term "Business Combination" is defined broadly to include mergers and certain other transactions with or caused by the Interested Stockholder; sales or other dispositions to the Interested Stockholder (except proportionately with the corporation's other stockholders) of assets of the corporation or a subsidiary equal to ten percent or more of the aggregate market value of the corporation's consolidated assets or its outstanding stock; the issuance or transfer by the corporation or a subsidiary of stock of the corporation or such subsidiary to the Interested Stockholder (except for transfers in a conversion or exchange or a pro rata distribution or certain other transactions, none of which increase the Interested Stockholder's proportionate ownership of any class or series of the corporation's or such subsidiary's stock); or receipt by the Interested Stockholder (except proportionately as a stockholder), directly or indirectly, of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation or a subsidiary.

The three-year moratorium imposed on Business Combinations by Section 203 does not apply if: (a) prior to the date on which a stockholder becomes an Interested Stockholder, the Board approves either the Business Combination or the transaction which resulted in the person becoming an Interested Stockholder; (b) the Interested Stockholder owns 85% of the corporation's voting stock upon consummation of the transaction which made him or her an Interested Stockholder (excluding from the 85% calculation shares owned by directors who are also officers of the target corporation and shares held by employee stock plans which do not permit employees to decide confidentially whether to accept a tender or exchange offer); or (c) on or after the date a person becomes an Interested Stockholder, the Board approves the Business Combination, and it is also approved at a stockholder meeting by sixty-six and two-thirds percent (66-2/3%) of the voting stock not owned by the Interested Stockholder.

Under Section 203, the restrictions described above do not apply if, among other things, the corporation's original certificate of incorporation contains a provision expressly electing not to be governed by Section 203. The Company's Certificate of Incorporation does not contain such a provision. The restrictions described above also do not apply to certain Business Combinations proposed by an Interested Stockholder following the announcement or notification of one of certain extraordinary transactions involving the corporation and a person who had not been an Interested Stockholder during the previous three years or who became an Interested Stockholder with the approval of a majority of the corporation's directors.

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


Common Stock Reserved For Future Issuance

At December 31, 1997, the Company had an aggregate of 3,807,500 shares of Common Stock reserved for future issuance as follows:

                                                                       Number of
                                                                        Shares
                                                                       ---------
Existing stock options                                                   625,000
"Proposed" 1997 Stock Option Plan                                         82,500
Bridge Warrants                                                          600,000
Initial Public Offering:
  Common Stock and Warrants                                            2,300,000
  Underwriter's Warrants (Common Stock and Warrants)                     200,000

                                                                       ---------
                                                                       3,807,500
                                                                       =========

Capital Transactions

As of December 31, 1996, the Company had issued 1,050,000 shares of Common Stock to three individuals. In accordance with the Operating Agreement (the "Agreement"), these individuals were required to contribute total capital of $157,500, of which $60,000 had been received by the Company as of December 31, 1996. The Company recorded the remaining $97,500 to be received as capital subscriptions receivable in the accompanying balance sheet. The subscription amounts were received in January 1997.

In June 1997, the Company issued an additional 1,333,332 shares of Common Stock to existing and new stockholders. In exchange for these shares, the Company received a $100,000 cash payment and $100,000 was recorded as capital subscriptions receivable. These subscription amounts were received $50,000 in August 1997, and $50,000 in September 1997. The Company recognized $1,199,999 of compensation expense, which is included in selling, general and administrative expenses in the accompanying statement of operations, related to the issuance of these shares, representing the difference between the deemed value of the shares of Common Stock and the consideration received.

In addition, from June 1997 to September 30, 1997, the Company issued 8,006 shares of Common Stock valued at $9,083 to consultants in exchange for services received.

Stock Options

During the period from June 1997 through December 1997, the Company granted nonqualified options to purchase an aggregate of 625,000 shares of the Company's Common Stock, at exercise prices ranging from $2.50 to $5.40 per share, to employees, consultants and directors of the Company. These options vest over periods ranging from one to four years, are exercisable at various dates and expire five to ten years from the date of grant, or earlier in the event of termination of employment, directorship or consulting engagement.

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)



The following table summarizes certain information regarding stock options during the year ended December 31, 1997:

                                                                       Weighted average
                                                         Shares         exercise price
                                                        --------       ----------------
Outstanding at beginning of year                            --             $   --
Granted                                                  625,000               2.96
Exercised                                                   --                 --
Forfeited                                                   --                 --
                                                        --------           --------
Outstanding at end of year                               625,000           $   2.96
                                                        ========           ========
Options exercisable at end of year                        96,460           $   3.75
                                                        ========           ========

The following summarizes information regarding options outstanding at December 31, 1997:

               Options Outstanding                         Options Exercisable
               -------------------                         -------------------

                     Weighted                                     Weighted
                     average        Weighted                       average       Weighted
                    remaining       average                       remaining      average
       Number      contractual      exercise         Number      contractual     exercise
     Outstanding   life (years)      price         Exercisable   life (years)     price
    -------------- ------------- -------------   -------------- ------------- -------------
       100,000         4.6          $5.40             41,667        4.6          $5.40
       525,000         9.7          $2.50             54,793        9.6          $2.50

In accordance with APB 25, the Company recognized $23,513 of compensation expense during the year ended December 31, 1997 related to the grant of options, as the exercise price of options granted was below the deemed value on the date of grant. Had compensation cost related to the options been determined based upon the fair value of options at their grant dates, as prescribed in SFAS 123, the Company's net loss would have been as follows:

                                                                  Year Ended
                                                               December 31, 1997
                                                         ---------------------------------
As reported..............................................$(1,806,438)    $(1.03) per share
As adjusted..............................................$(1,819,999)    $(1.04) per share

The fair value of options at date of grant was estimated using the minimum value method with the following weighted average assumptions:

                                                                                                     Year Ended
                                                                                                 December 31, 1997
                                                                                                 -----------------
Expected life (years)..............................................................................4.0 to 5.0
Risk-free interest rate............................................................................5.5%
Dividend yield.....................................................................................0.0%
Fair value of option grants -- exercise price less than the fair value of the related stock........$1.55
Fair value of option grants -- exercise price equal to or greater than the fair value of the related stock...............................................................................$0.00

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)


Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results applying the provisions of SFAS 123 are not representative of pro forma results for future years.

5. COMMITMENTS

Licensing Agreements

In 1996, the Company entered into an exclusive technology licensing agreement with a former stockholder through which it obtained world-wide marketing rights to certain software products sold by the Company. Under this agreement, the Company was obligated to pay a royalty on sales of the product ranging from 50% to 70%. The accompanying balance sheets include $6,300 and $1,345 of accrued royalties due under this agreement at December 31, 1996 and 1997, respectively. In 1997, the Company terminated this licensing agreement and no longer uses these software products.

Subsequent to December 31, 1996, the Company entered into several non-exclusive license agreements. These agreements generally allow the Company to utilize and resell to its customers certain software products, in exchange for royalty payments by the Company which generally range from 10% to 50%.

Obligations Under Capital Leases

During the year ended December 31, 1997, the Company entered into agreements to lease certain computer and office equipment under lease agreements which are classified as capital leases. The lease terms are for thirty-six month periods, with minimum lease payments as follows:

            Year Ending December 31:
             1998                                                  $  7,447
             1999                                                     7,447
             2000                                                     6,550
             2001                                                      --
             2002                                                      --
             Thereafter                                                --
                                                                   --------
                                                                     21,444
             Less amount representing interest                       (3,867)
             Less current maturities                                 (5,326)
                                                                   ========
             Present value of long-term obligations under
             capital leases                                        $ 12,251
                                                                   ========


These obligations are collateralized by the related equipment, which had a net value of $17,442 at December 31, 1997. (See Note 2).

Operating Lease Commitments


The Company leases its office facilities and certain computer equipment under lease agreements which are classified as operating leases. At December 31, 1997, future minimum payments under these noncancelable operating leases are summarized as follows:

                              C2i Solutions, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)



             Year Ending December 31:
             1998                                        $ 85,186
             1999                                           2,412
             2000                                            --
             2001                                            --
             2002                                            --
            Thereafter                                       --
                                                         ========
            Total future minimum lease payments          $ 87,598
                                                         ========

Rent expense amounted to $5,643, $30,779, and $36,422 for the period from Inception (September 17, 1996) through December 31, 1996, the year ended December 31, 1997, and for the period from Inception (September 17, 1996) through December 31, 1997, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations.

6.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 are shown below. In 1997, valuation allowance of $146,000 has been recognized to offset the amount of net deferred tax assets, as realization of such assets is uncertain.

                                                         December 31,
                                                             1997
                                                          ---------
            Deferred tax assets:
              Net operating loss carryforward             $ 137,000
              Other, net                                      9,000
                                                          ---------
            Total deferred tax assets                       146,000
            Valuation allowance                            (146,000)
                                                          ---------

            Net deferred tax asset                        $    --
                                                          =========

Significant components of the provision for income taxes attributable to continuing operations are as follows:

            Current:                   12/31/97             12/31/96
              Federal                 $     --             $    --
              State                        3,400                --
                                      ==========           =========
                                      $    3,400                --
                                      ==========           =========

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate (34%) to income tax expense is as follows:

            Loss before income taxes at
            statutory rate                                $ 613,000
            Loss of LLC through September 30,
              1997,  not subject to taxes                  (487,000)
            Permanent differences                            20,000
            Change in deferred tax asset
            valuation allowance                            (146,000)
            State income taxes                                3,400
                                                          ---------
                                                          $   3,400
                                                          =========

                               C2i Solutions, Inc.
                          (a development stage company)

                    Notes to Financial Statements (continued)



At December 31, 1997, the Company had federal and California tax net operating loss carryforwards of approximately $340,000. These federal and California tax loss carryforwards begin expiring in 2012 and 2002, respectively, unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

7.    SUBSEQUENT EVENTS

Stock Plan

In January 1998, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan ( "Option Plan"), which has an initial share reserve of 82,500 shares of Common Stock. Under the Option Plan, options may be granted to employees, including officers, consultants, advisors and directors, although only employees and directors and officers who are also employees may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of all nonqualified stock options must equal at least 85% of the fair market value of Common Stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan are generally immediately exercisable, vest over periods ranging from one to four years and must be exercised within ten years.

Stock Options

In January 1998, the Company granted nonqualified options to purchase an aggregate of 20,500 shares to two consultants and incentive stock options to purchase an aggregate of 20,000 shares to two employees under the Option Plan. Nonqualified options to purchase 20,500 shares vest ratably over four years and incentive stock options to purchase 20,000 shares vest ratably over three years. All of these options have exercise prices of $5.50 per share and expire ten years from the date of grant or earlier in the event of termination of employment or consulting engagement.

Initial Public Offering

In February 1998, the Company completed an initial public offering of 1,000,000 shares of Common Stock and 1,150,000 Warrants (which included 150,000 Warrants pursuant to the underwriter's over-allotment option) of the Company. The Company received net proceeds of $5,365,050, after deducting an underwriting discount of 10% of the gross proceeds of the offering and a non-accountable expense allowance of 3% of the gross proceeds of the offering, and before deducting estimated expenses of $345,000 related to the offering.

In March 1998, the underwriter exercised its over-allotment option with respect to 150,000 shares of Common Stock of the Company. The Company received additional net proceeds of $783,000, after deducting an underwriting discount of 10% of the gross proceeds of the offering and a non-accountable expense allowance of 3% of the gross proceeds of the offering (net of $45,000 previously paid by the Company).

Bridge Note Repayment

In February 1998, subsequent to closing its initial public offering, the Company repaid the Bridge Notes, including all interest accrued thereon. In connection with this repayment, the Company incurred $111,950 of extraordinary expense, representing the unamortized balance of debt discount and deferred finance charges.

                                   SIGNATURES



        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 31st day of March, 1998.


                                      C2i SOLUTIONS, INC.

                                      By:  /S/ JOHN ANTHONY WHALEN, JR.
                                          -------------------------------------
                                          John Anthony Whalen, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


        In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


                      Signature                            Title                        Date
                      ---------                            -----                        ----


        /S/ JOHN ANTHONY WHALEN, JR.            Chief Executive Officer and     March 31, 1998
        --------------------------------        Director (Principal
              John Anthony Whalen, Jr.          Executive Officer)


        /S/ DIANE E. HESSLER                    Chief Financial Officer         March 31, 1998
        --------------------------------        (Principal Financial and
            Diane E. Hessler                    Accounting Officer)



        /S/ HAL H. BERETZ                       Director                        March 31, 1998
        --------------------------------
            Hal H. Beretz


        /S/ KIM P. GOH                          Director                        March 31, 1998
        --------------------------------
            Kim P. Goh


        /S/ DAVID TENDLER                       Director                        March 31, 1998
        --------------------------------
            David Tendler