Form 10QSB
period 1998-03-31
C2I SOLUTIONS INC
filed 1998-05-15
CIK 1048135

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the Transition Period from
                    _________________ to __________________.

                         Commission File Number: 0-23589

                               C2i SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     33-0775687
(State or other jurisdiction of incorporation or           (I.R.S. Employer
              organization)                               Identification No.)

                             6138 NANCY RIDGE DRIVE
                        SAN DIEGO, CALIFORNIA 92121-3223
                                 (619) 812-5800

          (Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  [X]   NO  [ ]

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 3,542,171 as of May 15, 1998.

           Transitional Small Business Disclosure Format (check one):

                                 YES  [ ]   NO  [X]

                               C2i SOLUTIONS, INC.

                              REPORT ON FORM 10-QSB

                                      INDEX



                                                                                              PAGE NO.
                                                                                              --------
PART 1.     FINANCIAL INFORMATION

ITEM 1.     Balance Sheets as of March 31,1998
            (Unaudited) and December 31,1997 (Unaudited)                                         3

            Statements of Operations for the three months ended
            March 31,1998 and 1997 (Unaudited), and for the period
            from Inception through March 31,1998 (Unaudited)                                     4

            Statements of Cash Flows for the three months ended
            March 31, 1998 and 1997 (Unaudited), and for the period
            from Inception through March 31, 1998 (Unaudited)                                    5

            Notes to the Financial Statements (Unaudited)                                        6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                8


PART II.    OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds                                           10

ITEM 4.     Submission of Matters to a Vote of Security Holders                                 11

ITEM 6.     Exhibits and Reports on Form 8-K                                                    11


SIGNATURES                                                                                      12

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                         MARCH 31,        DECEMBER 31,
                                                                          1998                1997
                                                                       -----------        -----------
                                                                       (UNAUDITED)           (NOTE)
ASSETS
Current Assets:
   Cash                                                                $ 1,045,058        $   298,823
   Short-term investments                                                4,000,000                 --
   Accounts receivable                                                      75,233                 --
   Prepaid expenses and other                                               42,514             40,702
                                                                       -----------        -----------
Total current assets                                                     5,162,805            339,525
                                                                       -----------        -----------

Property and equipment, net                                                 75,579             64,065
Deferred offering costs                                                         --            259,906
Deferred finance charges, net                                                   --             24,412
Noncurrent prepaid                                                          89,570                 --
Other assets, net                                                            2,744              2,775
                                                                       -----------        -----------
Total assets                                                           $ 5,330,698        $   690,683
                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                                    $   332,531        $   248,942
   Accrued payroll and related                                              67,293             59,276
   Bridge notes payable, net                                                    --            501,698
   Accrued royalty due to former stockholder                                    --              1,345
   Accrued interest payable                                                     --             12,500
   Current portion of capital lease obligations                              5,514              5,326
   Other current liabilities                                                   104              2,026
                                                                       -----------        -----------
Total current liabilities                                                  405,442            831,113
                                                                       -----------        -----------
Capital lease obligations,  net of current portion                          10,800             12,251
                                                                       -----------        -----------

Stockholders' Equity (Deficit):
   Preferred Stock - $.001 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                              --                 --
   Common Stock - $.001 par value; 10,000,000 shares authorized;
      3,542,171 and 2,391,338 shares issued and outstanding at
      March 31, 1998 and December 31, 1997,  respectively                    3,542              2,391
   Additional paid-in capital                                            7,475,164          1,910,516
   Warrants to acquire common stock                                        223,100            108,000
   Deficit accumulated during the development stage                     (2,481,874)        (1,850,776)
   Deferred compensation                                                  (305,476)          (322,812)
                                                                       -----------        -----------
Total stockholders' equity (deficit)                                     4,914,456           (152,681)
                                                                       -----------        -----------
Total liabilities and stockholders' equity (deficit)                   $ 5,330,698        $   690,683
                                                                       ===========        ===========


NOTE: The balance sheet at December 31,1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                               PERIOD FROM
                                                                                                INCEPTION
                                                         THREE MONTH        THREE MONTH      (SEPTEMBER 17,
                                                        PERIOD ENDED        PERIOD ENDED      1996) THROUGH
                                                           MARCH 31,          MARCH 31,          MARCH 31,
                                                            1998               1997               1998
                                                         -----------        -----------        -----------
                                                         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenues:
  Products                                               $        --        $    13,829        $    42,048
  Services                                                    69,079                  0            116,112
                                                         -----------        -----------        -----------
Total revenues                                                69,079             13,829            158,160
                                                         -----------        -----------        -----------

Cost of revenues:
  Products:
       Customers                                                  --                 --             10,613
       Former stockholder                                         --              9,252             17,652
  Services                                                    30,392                 --             55,321
                                                         -----------        -----------        -----------
Total cost of revenues                                        30,392              9,252             83,586
                                                         -----------        -----------        -----------

Gross profit                                                  38,687              4,577             74,574
Selling, general and administrative expenses                 548,873             60,531          2,410,732
                                                         -----------        -----------        -----------

Operating loss                                              (510,186)           (55,954)        (2,336,158)
Interest expense                                              17,792                 --             39,491
Interest expense to employees and former employees             2,483                 --              5,588
Other expense                                                120,548                 --            120,548
Interest income                                              (19,911)                --            (19,911)
                                                         -----------        -----------        -----------
Net loss                                                 $  (631,098)       $   (55,954)       $(2,481,874)
                                                         ===========        ===========        ===========

Loss per share (basic and diluted)                       $     (0.22)       $     (0.05)
                                                         ===========        ===========

Shares used in computing loss per share                    2,818,153          1,050,000
                                                         ===========        ===========



                             See accompanying notes.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows



                                                                                                 PERIOD FROM
                                                                                                  INCEPTION
                                                          THREE MONTH        THREE MONTH       (SEPTEMBER 17,
                                                          PERIOD ENDED       PERIOD ENDED      1996) THROUGH
                                                            MARCH 31,          MARCH 31,          MARCH 31,
                                                             1998                1997               1998
                                                          -----------        -----------        -----------
                                                          (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                  $  (631,098)       $   (55,954)       $(2,481,874)
Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization                             7,766              2,250             36,540
      Amortization of deferred compensation                    23,746                                47,259
      Non-cash compensation and other expenses                131,312                             1,329,682
      Changes in operating assets and liabilities:
         Accounts receivable                                  (75,233)             1,528            (75,233)
         Prepaid expenses and other                           (91,382)            (1,474)          (132,084)
         Accounts payable                                      83,589              1,726            332,531
         Accrued payroll and related                            8,017               (444)            67,293
         Accrued interest payable                             (12,500)                --                 --
         Accrued royalty, due to former stockholder            (1,345)            (1,248)                --
         Other current liabilities                             (1,922)               930                104
                                                          -----------        -----------        -----------
Net cash used for operating activities                       (559,050)           (52,686)          (875,782)
                                                          -----------        -----------        -----------

INVESTING ACTIVITIES
Purchases of property and equipment                           (27,848)           (18,224)           (88,881)
Purchase of marketable securities                          (4,000,000)                --         (4,000,000)
Other assets                                                       --                 --             (4,200)
                                                          -----------        -----------        -----------
Net cash used for investing activities                     (4,027,848)           (18,224)        (4,093,081)
                                                          -----------        -----------        -----------

FINANCING ACTIVITIES
Proceeds from initial public offering, net                  5,932,313                 --          5,932,313
Proceeds from issuance of common stock                          2,083                 --            262,083
Proceeds from issuance of Bridge Notes and warrants                --                 --            600,000
Repayment of Bridge Notes payable                            (600,000)                --           (600,000)
Repayment of capital lease obligations                         (1,263)                --             (1,961)
Deferred finance charges                                           --                 --            (26,820)
Deferred offering costs                                            --                 --           (259,906)
Advance from former stockholder                                    --                 --             45,586
Repayment of advance from former stockholder                       --            (20,838)           (34,874)
Collection of capital subscriptions receivable
   from stockholders                                               --             97,500             97,500
                                                          -----------        -----------        -----------
Net cash provided by financing activities                   5,333,133             76,662          6,013,921
                                                          -----------        -----------        -----------

Net increase in cash                                          746,235              5,752          1,045,058
Cash at beginning of period                                   298,823             16,467                 --
                                                          -----------        -----------        -----------
Cash at end of period                                     $ 1,045,058        $    22,219        $ 1,045,058
                                                          ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES
NON-CASH FINANCING ACTIVITIES:
Capital subscriptions receivable from stockholders        $        --        $        --        $   197,500
Equipment acquired under capital lease obligations                 --                 --             18,276
OTHER CASH FLOW INFORMATION:
Interest paid                                                  22,011                 --             22,209
Income taxes paid                                               1,024                 --              3,424


                             See accompanying notes.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)


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


The Company is a provider of integrated solutions for organizations to assess, manage and implement required changes to computer applications for the "Year 2000 Problem." In addition to third-party vendors' products, the Company offers its customers a complete range of consulting services, including project management, out-sourcing, and testing in connection with Year 2000 projects.


Basis of Presentation


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and marketing its products and services. As of March 31, 1998, the Company has not realized significant revenues and therefore, is considered to be in the development stage.


The Company's ability to transition from the development stage, and ultimately to attain profitable operations, is dependent upon its ability to raise additional capital through debt or equity financing and the successful market acceptance of its products and services. There can be no assurances that the Company's products and services or its efforts to raise additional capital will be successful. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                               C2i Solutions, Inc.
                          (a development stage company)

                          Notes to Financial Statements
                                   (Unaudited)

2.  CAPITAL TRANSACTIONS

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

In February 1998, the Company completed an initial public offering of 1,000,000 shares of its Common Stock and 1,150,000 Warrants (which included 150,000 Warrants pursuant to the underwriter's over-allotment option). In March 1998, the underwriter exercised its over-allotment option with respect to 150,000 shares of Common Stock of the Company. The Company received net proceeds of $5,672,407, which includes $100 the Company received as consideration for the warrants issued to the underwriter, after deducting an underwriting discount of 10% of the gross proceeds of the offering, a non-accountable expense allowance of 3% of the gross proceeds of the offering and actual expenses of $430,743 related to the offering.


In January 1998, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan ( "Option Plan"), which has an initial share reserve of 82,500 shares of Common Stock. Under the Option Plan, options may be granted to employees, including officers, consultants, advisors and directors, although only employees, and directors and officers who are also employees may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of all nonqualified stock options must equal at least 85% of the fair market value of Common Stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan are generally immediately exercisable, vest over periods ranging from one to four years and must be exercised within ten years.

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

In March 1998, the Company issued 833 shares of its Common Stock to a former employee of the Company for total cash consideration of $2,083 as a result of the exercise of stock options.

                               C2i Solutions, Inc.
                          (a development stage company)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are subject to risks and uncertainties and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's prospectus dated February 24, 1998 relating to the Company's initial public offering.


OVERVIEW


C2i Solutions, Inc. (the "Company") is a provider of services to address the Year 2000 challenge and to transition legacy applications effectively and efficiently. C2i employs proven methodology, advanced tools and the expertise of dedicated professionals to offer a wide variety of Year 2000 services. From assessment through implementation and testing, C2i brings together the elements required for cost-effective implementation of solutions to the Year 2000 problem.

The following discussion should be read in conjunction with the attached financial statements and notes thereto.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


Total revenues for the three months ended March 31, 1998, consisted entirely of revenues from services totaling $69,079, compared to total revenues of $13,829 for the three month period ended March 31, 1997, which consisted entirely of product revenues. One customer accounted for 100% of the Company's total revenues for the three month period ended March 31, 1998, while 88% of the Company's revenues resulted from one customer for the three month period ended March 31, 1997.

Cost of revenues were 44% ($30,392) for the first quarter of fiscal 1998, and consisted primarily of personnel related costs of providing consulting services. Cost of revenues were 67% ($9,252) for the same period in 1997, representing the cost of products sold, including third party royalties relating to licensed technology . Gross margin percentage for the first quarter of fiscal 1998 was 56%, compared to the same prior year quarter gross margin percentage of 33%, which reflects a more favorable mix of services revenues relative to products revenues.

The Company incurred selling, general and administrative expenses for the three month period ending March 31, 1998 totaling $548,873, compared with $60,531 for the three month period ending March 31, 1997. This increase was attributable to increased personnel and related expenses due to a greater number of employees, increased facilities expenses in connection with the relocation to larger offices and expansion of the operations, increased travel and marketing expenses incurred in connection with the overall scale-up of the Company's operations and business development efforts, the payment of salaries to executive officers (most of whom had waived salaries during 1997) and higher legal, accounting and other general and administrative expenses associated with becoming a public company.

Interest income was $19,911 for the three months ended March 31, 1998, compared with $0 for the three months ended March 31, 1997. This increase reflects interest earned from the short-term investment of the net proceeds from the Company's initial public offering, which closed on February 27, 1998. This interest income was offset by interest expense of $20,275 for the first quarter of fiscal 1998 related to capital lease obligations and the bridge financing.

                               C2i Solutions, Inc.
                          (a development stage company)


LIQUIDITY AND CAPITAL RESOURCES


From Inception through February 1998, the Company financed its operations primarily through the proceeds from the issuance of Common Stock and a Bridge financing completed in October 1997, resulting in an aggregate of approximately $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its common stock and warrants to acquire common stock. This offering provided the Company with net proceeds of approximately $5,672,407, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. Funds from these sources have been and are expected to continue to be used as working capital to fund expansion of the Company's infrastructure and internal operations, including purchases of capital equipment and the hiring of additional personnel.


The Company's operating activities used net cash of $559,050 and $52,686 during the three month periods ended March 31, 1998 and 1997, respectively. This increase in cash used for operating activities in 1998 compared to 1997 results primarily from the larger net loss for the 1998 period, as a result of the Company's continued expansion of its operations, as well as an increase in prepaid expenses.

The Company's investing activities used cash of $4,027,848 and $18,224 during the three month periods ended March 31, 1998 and 1997, respectively. This increase in cash used for investing activities in 1998 compared to 1997 results from the purchase of $4,000,000 of short-term investments with the excess net proceeds from the Company's initial public offering and an increase of $9,624 in purchases of property and equipment for the 1998 period, compared to the same period in 1997.

The Company's financing activities provided net cash of $5,333,133 and $76,662 during the three month periods ended March 31, 1998 and 1997, respectively. This increase in cash provided by financing activities in 1998 compared to 1997 results from an increase in the net proceeds from the sale of common stock totaling $5,934,396 during 1998 (of which $5,932,313 related to the Company's initial public offering) compared with net proceeds of $97,500 during the same period during 1997. These net cash increases during the three month periods ended March 31, 1998 and 1997, were partially offset by cash used to repay the bridge notes ($600,000) and capital lease obligations ($1,263) in 1998, and $20,838 of cash used to repay an advance from a former stockholder in the same period of 1997.

As of March 31, 1998, the Company had cash and short-term investments of $5,045,058 and working capital of $4,757,363 compared with cash of $298,823 and working capital deficit of ($491,588) at December 31, 1997. Based on management's current operating plan and anticipated personnel increases, the Company believes that its existing resources will be sufficient to fund operations through the balance of fiscal 1998. However, the Company expects to continue to experience operating losses and to use cash in operations through at least the third quarter of fiscal 1998.


The Company's ability to achieve sustained profitability will be dependent upon a number of factors, including its ability to generate future revenues. Although the Company is pursuing business development opportunities, which it hopes will produce future revenues, there can be no assurance that the Company will be able to successfully negotiate any additional contracts, or that any such current or future contracts will provide the Company with expected benefits. The Company may be required to seek additional capital through the public or private sale of securities. There can be no assurance that, if needed, such funding will be available on acceptable terms, if at all. The Company's ability to raise additional funding will be affected by its operating performance, prospects and by conditions affecting the public equity markets.

                               C2i Solutions, Inc.
                          (a development stage company)


                           PART II: OTHER INFORMATION



ITEM 2:        CHANGES IN SECURITIES AND USE OF PROCEEDS

               In March 1998, the Company issued 833 shares of its Common Stock to a former employee of the Company for total cash consideration of $2,083 as a result of the exercise of stock options. The sale was exempt under Rule 701 promulgated under the Securities Act of 1933.

               Pursuant to the Company's Registration Statement on Form SB-2 (No. 333-39425), declared effective by the Commission on February 13, 1998, the Company registered 1,150,000 shares of Common Stock, $.001 par value, 1,150,000 Redeemable Warrants and 1,150,000 shares of Common Stock underlying such Redeemable Warrants. Of such securities, 150,000 shares of Common Stock and Redeemable Warrants were subject to an over-allotment option in favor of the underwriter of the initial public offering, Gilford Securities, Incorporated, which over-allotment option has been exercised as to both the Shares of Common Stock and the Redeemable Warrants as of March 31, 1998.

               The price to the public per share of Common Stock was $6.00 per share, with underwriting discounts and commissions of $0.60 per share, for net proceeds to the Company of $5.40 per share. The price to the public of the Redeemable Warrants was $0.10 per warrant, with an underwriting discount and commission of $0.01 per Warrant with proceeds to the Company of $0.09 per Warrant. The aggregate price to the public of the Common Stock and Warrants (including those issued upon exercise of the overallotment option) was $7,015,000, with aggregate underwriting discounts and commissions of $701,500, and payment of a non-accountable expense allowance to the underwriter in the amount of $165,450, for aggregate net proceeds to the Company of $6,148,150, which includes $100 the Company received as consideration for the warrants issued to the underwriter in connection with the initial public offering. The Company also incurred an additional $45,000 non-accountable expense allowance to the former underwriter and $430,743 of other expenses, for total offering expenses of $641,193, none of which was paid to directors, officers or general partners of the Registrant or their associates, or to any person owning 10% or more of any class of equity of the Registrant. The net proceeds to the Company from the sale of the 1,150,000 shares of Common Stock and 1,150,000 Redeemable Warrants were approximately $5,672,407, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.

               Proceeds of the initial public offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $8,703 to purchase machinery and equipment, $621 to repay capital leases and accrued interest, $116,654 to pay employees' and officers' salaries and related payroll taxes, $141,081 for other general corporate purposes, and $4,000,000 was used to purchase short-term investments. The remaining $1,045,058 in proceeds from the initial public offering will be used for working capital, including payment of $151,980 of expenses related to the offering which were unpaid as of March 31, 1998.

                               C2i Solutions, Inc.
                          (a development stage company)





ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On January 27, 1998, the holders of 2,116,352 shares of the Company's issued and outstanding Common Stock, or 88.5% of the outstanding shares acted by written consent to approve the 1997 Stock Option Plan, which has an initial share reserve of 82,500 shares of Common Stock (the "Option Plan"), and to approve a form of indemnity agreement (the "Indemnity Agreements") between the Company and its directors and officers.

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

            The Indemnity Agreements require the Company, among other things, indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and obtain directors' and officers' insurance if available on reasonable terms.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K:

            (a)     Exhibits:

                    See Exhibit Index.

            (b)     Reports on Form 8-K:

                    No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

Items 1, 3 and 5 are not applicable and have been omitted.



                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
------      -----------------------
  3.1       Certificate of Incorporation (supercedes the Certificate of
            Incorporation previously filed with the Delaware Secretary of State).

  3.2 Bylaws (incorporated by reference to Exhibit 3.2 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997)

 10.10 Master Services Agreement dated February, 1998 by and between the Company and United Guaranty Corporation

 27.1       Financial Data Schedule

                               C2i Solutions, Inc.
                          (a development stage company)



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   C2I SOLUTIONS, INC.



Dated:  May 15, 1998               By: /s/   John Anthony Whalen, Jr.
                                       ----------------------------------------
                                       John Anthony Whalen, Jr.,  President
                                       and Chief Executive Officer (Principal
                                       Executive Officer)


Dated:  May 15, 1998               By: /s/  Diane E. Hessler
                                       ----------------------------------------
                                       Diane E. Hessler
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)