Form 10QSB
period 1998-06-30
C2I SOLUTIONS INC
filed 1998-08-14
CIK 1048135

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _________________ to__________________.

                         Commission File Number: 0-23589

                               C2I SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   33-0775687

      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


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

                                 YES [X]   NO [ ]

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 3,542,171 as of August 10, 1998.

           Transitional Small Business Disclosure Format (check one):

                                    YES  [ ]  NO  [X]

                               C2I SOLUTIONS, INC.
                              REPORT ON FORM 10-QSB

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART 1.  FINANCIAL INFORMATION

ITEM 1.  Balance Sheets as of June 30, 1998
         (Unaudited) and December 31, 1997 (Unaudited)                         3

         Statements of Operations for the three and six months ended
         June 30, 1998 and 1997 (Unaudited), and for the period
         from Inception through June 30, 1998 (Unaudited)                      4

         Statements of Cash Flows for the six months ended
         June 30, 1998 and 1997 (Unaudited), and for the period
         from Inception through June 30, 1998 (Unaudited)                      5

         Notes to the Financial Statements (Unaudited)                         6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                             10

ITEM 4.  Submission of Matters to a Vote of Security Holders                   10

ITEM 6.  Exhibits and Reports on Form 8-K                                      11


SIGNATURES                                                                     12

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                                 Balance Sheets

                                                                          JUNE 30,          DECEMBER 31,
                                                                            1998               1997
                                                                        -----------         -----------
                                                                        (UNAUDITED)           (NOTE)
ASSETS
Current Assets:
   Cash                                                                 $   271,505         $   298,823
   Short-term investments, net                                            3,900,000                  --
   Accounts receivable                                                       92,801                  --
   Prepaid expenses and other                                                32,686              40,702
                                                                        -----------         -----------
Total current assets                                                      4,296,992             339,525
                                                                        -----------         -----------

Property and equipment, net                                                 138,343              64,065
Deferred offering costs                                                          --             259,906
Deferred finance charges, net                                                    --              24,412
Noncurrent prepaid                                                           89,570                  --
Other assets, net                                                             2,714               2,775
                                                                        -----------         -----------
Total assets                                                            $ 4,527,619         $   690,683
                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                                     $   255,610         $   248,942
   Accrued payroll and related                                               22,482              59,276
   Bridge notes payable, net                                                     --             501,698
   Accrued royalty due to former stockholder                                     --               1,345
   Accrued interest payable                                                      --              12,500
   Current portion of capital lease obligations                               5,708               5,326
   Other current liabilities                                                  7,427               2,026
                                                                        -----------         -----------
Total current liabilities                                                   291,227             831,113
                                                                        -----------         -----------

Capital lease obligations,  net of current portion                            9,303              12,251
                                                                        -----------         -----------

Stockholders' Equity (Deficit):
   Preferred Stock - $.001 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                               --                  --
   Common Stock - $.001 par value; 10,000,000 shares authorized;
      3,542,171 and 2,391,338 shares issued and outstanding at
      June 30, 1998 and December 31, 1997,  respectively                      3,542               2,391
   Additional paid-in capital                                             7,475,164           1,910,516
   Warrants to acquire common stock                                         223,100             108,000
   Deficit accumulated during the development stage                      (3,092,885)         (1,850,776)
   Deferred compensation                                                   (281,832)           (322,812)
   Unrealized gain/loss on investment                                      (100,000)                 --
                                                                        -----------         -----------
Total stockholders' equity (deficit)                                      4,227,089            (152,681)
                                                                        -----------         -----------
Total liabilities and stockholders' equity (deficit)                    $ 4,527,619         $   690,683
                                                                        ===========         ===========


NOTE: The balance sheet at December 31,1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                            Statements of Operations


                                                                                                                     PERIOD FROM
                                                                                                                       INCEPTION
                                                                                                                    (SEPTEMBER 17,
                                            THREE MONTH      THREE MONTH        SIX MONTH            SIX MONTH          1996)
                                            PERIOD ENDED     PERIOD ENDED      PERIOD ENDED        PERIOD ENDED       THROUGH
                                              JUNE 30,         JUNE 30,         JUNE 30,             JUNE 30,          JUNE 30,
                                               1998              1997             1998                 1997              1998
                                           -----------       -----------       -----------         -----------       -----------
                                            (UNAUDITED)      (UNAUDITED)       (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
Revenues:
  Products                                 $    14,215       $     8,125       $    14,215         $    21,954       $    56,263
  Services                                      87,165            14,200           156,244              14,200           203,277
                                           -----------       -----------       -----------         -----------       -----------
Total revenues                                 101,380            22,325           170,459              36,154           259,540
                                           -----------       -----------       -----------         -----------       -----------

Cost of revenues:
  Products:
       Customers                                 9,300             4,825             9,300               4,825            20,151
       Former stockholder                           --             2,100                --              11,352            17,652
  Services                                      42,107             7,738            72,499               7,738            97,190
                                           -----------       -----------       -----------         -----------       -----------
Total cost of revenues                          51,407            14,663            81,799              23,915           134,993
                                           -----------       -----------       -----------         -----------       -----------

Gross profit                                    49,973             7,662            88,660              12,239           124,547
Selling, general and administrative
  expenses                                     719,974         1,275,004         1,268,847           1,335,535         3,130,706
                                           -----------       -----------       -----------         -----------       -----------

Operating loss                                (670,001)       (1,267,342)       (1,180,187)         (1,323,296)       (3,006,159)
Interest expense                                   575                --            18,367                  --            40,066
Interest expense to employees and
  former employees                                  --                --             2,483                  --             5,588
Other expense (income)                            (195)               --           120,353                  --           120,353
Interest income                                (59,370)               --           (79,281)                 --           (79,281)
                                           -----------       -----------       -----------         -----------       -----------

Net loss                                   $  (611,011)      $(1,267,342)      $(1,242,109)        $(1,323,296)      $(3,092,885)
                                           ===========       ===========       ===========         ===========       ===========

Loss per share (basic and diluted)         $     (0.17)          $(1. 09)       $     (0.39)      $     (1.21)
                                           ===========       ===========        ===========       ===========

Shares used in computing loss per share      3,542,171         1,158,297          3,182,162         1,097,040
                                           ===========       ===========        ===========       ===========



     See accompanying notes.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                                                                  (SEPTEMBER
                                                          SIX MONTH           SIX MONTH            17, 1996)
                                                         PERIOD ENDED        PERIOD ENDED           THROUGH
                                                           JUNE 30,           JUNE 30,              JUNE 30,
                                                             1998               1997                 1998
                                                         -----------         -----------         -----------
                                                          (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                 $(1,242,109)        $(1,323,296)        $(3,092,885)
Adjustments to reconcile net loss to net
   cash
   used for operating activities:
     Depreciation and amortization                            29,645               4,797              58,419
     Amortization of deferred compensation                    47,390                  --              70,903
     Non-cash compensation and other                         122,942           1,207,828           1,321,312
     expenses
     Changes in operating assets and liabilities:
       Accounts receivable                                   (92,801)              4,277             (92,801)
       Prepaid expenses and other                            (81,554)            (14,739)           (122,256)
       Accounts payable                                        6,668               3,637             255,610
       Accrued payroll and related                           (36,794)                186              22,482
       Accrued interest payable                              (12,500)                 --                  --
       Accrued royalty due to former                          (1,345)              7,152                  --
       stockholder
       Other current liabilities                               5,401                  --               7,427
                                                         -----------         -----------         -----------
Net cash used for operating activities                    (1,255,057)           (110,158)         (1,571,789)
                                                         -----------         -----------         -----------
INVESTING ACTIVITIES
Purchases of property and equipment                         (104,091)            (20,000)           (165,124)
Purchase of short-term investments                        (4,000,000)                 --          (4,000,000)
Other assets                                                      --                (630)             (4,200)
                                                         -----------         -----------         -----------
Net cash used for investing activities                    (4,104,091)            (20,630)         (4,169,324)
                                                         -----------         -----------         -----------
FINANCING ACTIVITIES
Proceeds from initial public offering, net                 5,932,313                  --           5,932,313
Proceeds from issuance of common stock                         2,083             100,000             262,083
Proceeds from issuance of Bridge Notes and warrants               --                  --             600,000
Repayment of Bridge Notes payable                           (600,000)                 --            (600,000)
Repayment of capital lease obligations                        (2,566)                 --              (3,264)
Deferred finance charges                                          --                  --             (26,820)
Deferred offering costs                                           --                  --            (259,906)
Advance from former stockholder                                   --                 586              45,586
Repayment of advance from former stockholder                      --                  --             (34,874)
Collection of capital subscriptions
   receivable from stockholders                                   --              97,500              97,500
                                                         -----------         -----------         -----------
Net cash provided by financing activities                  5,331,830             198,086           6,012,618
                                                         -----------         -----------         -----------

Net increase in cash                                         (27,318)             67,298             271,505
Cash at beginning of period                                  298,823              16,467                  --
                                                         -----------         -----------         -----------
Cash at end of period                                    $   271,505         $    83,765         $   271,505
                                                         ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES
NON-CASH FINANCING ACTIVITIES:
Capital subscriptions receivable from                    $        --         $   100,000         $   197,500
   stockholders
Equipment acquired under capital lease                            --                  --              18,276
   obligations
OTHER CASH FLOW INFORMATION:
Interest paid                                                 22,566                  --              22,764
Income taxes paid                                              1,824                  --               4,224


See accompanying notes

                               C2i Solutions, Inc.
                          (A Development Stage Company)


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


The Company is a provider of Y2k, EMU, and applications re-engineering services. Its consulting solutions span a wide variety of platforms, languages, and services, from client-server to mainframe, from assessment and remediation to testing and reimplementation. The Company's approach utilizes a mix of hands-on work by highly experienced technical staff along with "best of breed " tools, and focused project management. The desired result for the Company's clients is reduced project cycle time, lower cost and improved productivity.


Basis of Presentation


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of June 30, 1998, the Company has not realized significant revenues and therefore, is considered to be in the development stage.


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

In February 1998, the Company completed an initial public offering of 1,000,000 shares of Common Stock and 1,150,000 Warrants (which included 150,000 Warrants pursuant to the underwriter's over-allotment option). In March 1998, the underwriter exercised its over-allotment option with respect to 150,000 shares of Common Stock of the Company. The Company received net proceeds of $6,148,150, which includes $100 the Company received as consideration for the warrant issued to the underwriter, after deducting an underwriting discount of 10% of the gross proceeds of the offering and a non-accountable expense allowance of 3% of the gross proceeds of the offering, ( net of $45,000 previously paid by the Company) and before deducting expenses of $430,743 related to the offering.

In March 1998, the Company issued 833 shares of its Common Stock to a former employee of the Company for total cash consideration of $2,083 as a result of the exercise of stock options.

In January 1998, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan (the "Option Plan"), which has an initial share reserve of 82,500 shares of Common Stock. Under the Option Plan, options may be granted to employees, including officers, consultants, advisors and directors, although only employees, and directors and officers who are also employees may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of all nonqualified stock options must equal at least 85% of the fair market value of Common Stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan are generally immediately exercisable, vest over periods ranging from one to four years and must be exercised within ten years.

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

In March 1998, the Company granted incentive stock options to purchase an aggregate of 80,000 shares to two employees under the Option Plan, subject to stockholder approval. These options vest ratably over three years, have exercise prices ranging from $7.38 to $8.00 per share and expire ten years from the date of grant or earlier in the event of termination of employment.

In June 1988, the Company's stockholders approved an amendment to the Option Plan to (a) increase by 2,650,000 the maximum number of shares of the Company's Common Stock reserved for issuance under the Option Plan, (b) increase the limit on the number of shares issuable on exercise of outstanding options under the Option Plan to no more than 90% of the outstanding shares of the Company's Common Stock, and (c) to limit to 100,000 the maximum number of shares for which options may be granted to any employee in any fiscal year.

In June 1998, the Company granted nonqualified options to purchase 87,500 shares to a newly appointed director and incentive stock options to purchase an aggregate of 240,500 shares to nine employees under the Option Plan. Nonqualified options vest ratably over four years and incentive stock options vest ratably over three years. All of these options have exercise prices of $7.50 per share and expire ten years from the date of grant or earlier in the event of termination of employment or directorship.

                               C2i Solutions, Inc.
                          (A Development Stage Company)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1998.


OVERVIEW


C2i Solutions, Inc. (the "Company") is a provider of Y2k, EMU, and applications re-engineering services. The Company's consulting solutions span a wide variety of platforms, languages, and services, from client-server to mainframe, from assessment and remediation to testing and reimplementation. The Company's approach utilizes a mix of hands-on work by highly experienced technical staff, along with "best of breed" tools, and focused project management. The desired result for the Company's clients is reduced project cycle time, lower cost and improved productivity.

The following discussion should be read in conjunction with the attached financial statements and notes thereto.


Results of Operations for the three and six month periods ended June 30, 1998 and 1997


Total revenues for the three months ended June 30, 1998 were $101,380, an increase of 354% over the comparable quarter of the prior year, in which revenues totaled $22,325. For the three months ended June 30, 1998 service revenues accounted for 86% of total revenues and product sales represented 14%. Total revenues for the three months ended June 30, 1997 consisted of service revenues of 64% and revenues from product sales of 36%.

Total revenues for the six months ended June 30, 1998 were $170,459, of which 92% represented service revenues, with the balance representing product sales. Total revenues for the six months ended June 30, 1997 totaled $36,154, of which 39% was service revenues and 61% was revenue from product sales. Two customers accounted for 100% of the Company's total revenues ( 62% and 38 %) for the six month period ended June 30, 1998, while 100% of the Company's revenues resulted from three customers (44%, 42% and 14%) for the six month period ended June 30, 1997.

Cost of revenues were 51% ($51,407) of total revenues for the second quarter of fiscal 1998 and 48% ($81,799) of total revenues for the six months ended June 30, 1998. These costs consisted primarily of personnel related costs of providing consulting services and the cost of products sold. Cost of revenues were 66% ($14,663) of total revenues and 66% ($23,915) of total revenues, respectively, for the comparable prior year periods in 1997, representing the cost of products sold, including third party royalties relating to licensed technology. Gross margin percentage for the second quarter of fiscal 1998 was 49%, compared to the prior year second quarter gross margin percentage of 34%, which reflects a more favorable mix of services revenues relative to products revenues during 1998.

The Company incurred selling, general and administrative expenses for the three month period ending June 30, 1998 totaling $719,974, compared with $1,275,004 for the three month period ending June 30, 1997. This difference was attributable to a $1,200,000 decrease in 1998 in other compensation related to a non-cash charge from the sales of equity securities in 1997 to key employees at less than deemed value.This decrease was partially offset by increased personnel and related expenses due to a greater number of

                               C2i Solutions, Inc.
                          (A Development Stage Company)



employees, increased facilities expenses in connection with the relocation to larger offices, the establishment of regional offices, expansion of the operations, increased travel and marketing expenses incurred in connection with the overall scale-up of the Company's operations and business development efforts, and higher legal, accounting and other general and administrative expenses associated with becoming a public company.

The Company's selling, general and administrative expenses for the six month period ending June 30, 1998 totaled $1,268,847, a decrease of 5% over the comparable prior year period total of $1,335,535. This difference was attributable to a $1,200,000 decrease in 1998 in other compensation related to a non-cash charge from the sales of equity securities in 1997 to key employees at less than deemed value. This decrease was partially offset by increased personnel and related expenses due to a greater number of employees, increased facilities expenses, expansion of the operations, increased travel and marketing expenses incurred in connection with the overall scale-up of the Company's operations and business development efforts, and higher legal, accounting and other general and administrative expenses associated with being a public company.

Interest income was $59,370 and $79,281, respectively, for the three and six months ended June 30, 1998, compared with $0 for the three and six months ended June 30, 1997. This increase reflects interest earned from the short-term investment of the net proceeds from the Company's initial public offering, which closed on February 27, 1998. This interest income was offset by interest expense of $575 and $20,850 respectively, for the three and six months ended June 30, 1998 related to capital lease obligations and the debt financing incurred in October 1997.

 Liquidity and Capital Resources

From Inception through February 1998, the Company financed its operations primarily through the proceeds from the issuance of Common Stock and a bridge financing completed in October 1997, resulting in an aggregate of approximately $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its common stock and warrants to acquire common stock. This offering provided the Company with net proceeds of approximately $5,932,313, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. Funds from these sources have been and are expected to continue to be used as working capital to fund expansion of the Company's infrastructure and internal operations, including purchases of capital equipment and the hiring of additional personnel.


The Company's operating activities used net cash of $1,255,057 and $110,158 during the six month periods ended June 30, 1998 and 1997, respectively. This increase in cash used for operating activities in 1998 compared to 1997 results primarily from the larger net loss for the 1998 period, as a result of the Company's continued expansion of its operations, as well as an increase in accounts receivable and prepaid expenses.

The Company's investing activities used cash of $4,104,091 and $20,630 during the six months ended June 30, 1998 and 1997, respectively. This increase in cash used for investing activities in 1998 compared to 1997 results from the purchase of $4,000,000 of short-term investments with the excess net proceeds from the Company's initial public offering and an increase of $84,091 in purchases of property and equipment for the 1998 period, compared to the same period in 1997.

The Company's financing activities provided net cash of $5,331,830 and $198,086 during the six month periods ended June 30, 1998 and 1997, respectively. This increase in cash provided by financing activities in 1998 compared to 1997 results from an increase in the net proceeds from the sale of common stock totaling $5,934,396 during 1998 (of which $5,932,313 related to the Company's initial public offering) compared with net proceeds of $100,000 and collection of a capital subscription receivable of $97,500 during the same period of 1997. The net cash increase during the six month period ended June 30, 1998 was partially offset by cash used to repay the bridge notes ($600,000) and capital lease obligations ($2,566) in 1998.

As of June 30, 1998, the Company had cash and short-term investments of $4,171,505 and working capital of $4,005,765 compared with cash of $298,823 and working capital deficit of ($491,588) at December 31, 1997. Based on management's current operating plan and anticipated personnel increases, the Company believes that its existing resources will be sufficient to fund operations through the balance of fiscal 1998. However, the Company expects to continue to experience operating losses and to use cash in operations through at least the end of 1998.

The Company's ability to achieve sustained profitability will be dependent upon a number of factors, including its ability to generate future revenues. Although the Company is aggressively pursuing business development opportunities, which it hopes will produce future revenues, there can be no assurance that the Company will be able to successfully negotiate any additional contracts, or that any such current or future contracts will provide the Company with expected benefits.


                           PART II: OTHER INFORMATION

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Company's Registration Statement on Form SB-2 (No. 333-39425), declared effective by the Commission on February 13, 1998, the Company completed its initial public offering in February 1998, and the overallotment in March 1998, resulting in aggregate net proceeds to the Company of $5,672,407, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.

Proceeds of the initial public offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $46,283 to purchase machinery, equipment and other capital additions, $1,862 to repay capital leases and accrued interest, $442,009 to pay employees' and officers' salaries and related payroll taxes, $73,473 for occupancy cost, $34,212 for advertising and promotion, $35,761 for recruiting, $151,980 for costs related to the company's initial public offering, $253,816 for other general corporate purposes, and $4,000,000 was used to purchase short-term investments. The remaining $271,505 in proceeds from the initial public offering will be used for working capital.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 26, 1998. At the meeting the following directors were elected:

DIRECTOR                                         Number of Common Shares Voted
                                            --------------------------------------
                                               For              Withhold Authority
                                            ---------           ------------------
Hal H. Beretz                               3,234,771                  289,750

Henry F. Frigon                             3,234,771                  289,750

The directors continuing in office until 1999 or 2000 are John Anthony Whalen, Jr., Kim P. Goh and David Tendler.

                               C2i Solutions, Inc.
                          (A Development Stage Company)



In addition, the stockholders approved a proposal to (a) increase the number of shares of the Company's Common Stock reserved for issuance under the Company's 1997 Stock Option Plan (the "Option Plan") by 2,650,000 shares, (b) increase the limit on the number of shares issuable on exercise of outstanding options and options later granted under the Option Plan to no more than 90% of the Company's outstanding Common Stock, and (c) limit to 100,000 the maximum number of shares for which options may be granted to any employee in any fiscal year, with the following number of votes for, against, abstaining, and broker non-votes:

PROPOSAL                                          Number of Common Shares Voted
                                     -------------------------------------------------
                                                                              Broker
                                        For        Against       Abstain     Non-Votes
                                     ---------     -------       -------     --------
An amendment to the Option Plan      2,418,042     321,929       37,250      747,300



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  See Exhibit Index.

         (b)      Reports on Form 8-K:

                  No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

Items 1, 3 and 5 are not applicable and have been omitted.


                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENT
------               -----------------------
10.11          Letter agreement dated May 1998 by and between the Company and
               Henry F. Frigon

27.1           Financial Data Schedule

                               C2i Solutions, Inc.
                          (A Development Stage Company)


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       C2I SOLUTIONS, INC.



Dated:  August 10, 1998                By: /s/   John Anthony Whalen, Jr
                                           -------------------------------------
                                           John Anthony Whalen, Jr.,  President
                                           and Chief Executive Officer

Dated:  August 10, 1998                By:  /s/   Diane E. Hessler
                                            ------------------------------------
                                            Diane E. Hessler
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)