Form 10QSB
period 1998-09-30
C2I SOLUTIONS INC
filed 1998-11-13
CIK 1048135

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ______________ to ______________.

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

                              YES   X     NO
                                  -----      -----

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 3,542,171 as of November 10, 1998.

           Transitional Small Business Disclosure Format (check one):

                              YES         NO   X
                                  -----      -----

                               C2i SOLUTIONS, INC.
                              REPORT ON FORM 10-QSB


                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Balance Sheets as of September 30, 1998
          (Unaudited) and December 31, 1997 (Unaudited)                            3

          Condensed Statements of Operations for the three and nine months ended September 30, 1998 and 1997 (Unaudited) and for the period
          from Inception through September 30, 1998 (Unaudited)                    4

          Condensed Statements of Stockholders' Equity (Deficit) for the
          periods ended December 31, 1997 (Unaudited) and
          September 30, 1998 (Unaudited)                                           5

          Condensed Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1997 (Unaudited), and for the period from
          Inception through September 30, 1998 (Unaudited)                         6

          Notes to Condensed Financial Statements (Unaudited)                      7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                               10

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds                               13

ITEM 5.   Other Information                                                       13

ITEM 6.   Exhibits and Reports on Form 8-K                                        14


SIGNATURES                                                                        14

                          PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets

                                                                     September 30,       December 31,
                                                                         1998               1997
                                                                     -------------       ------------
                                                                      (Unaudited)          (Note)
Assets
Current Assets:
   Cash                                                               $   106,410        $   298,823
   Short-term investments, net                                          2,909,136                 --
   Accounts receivable                                                    140,542                 --
   Prepaid expenses and other                                              71,729             40,702
                                                                      -----------        -----------
Total current assets                                                    3,227,817            339,525
                                                                      -----------        -----------

Property and equipment, net                                               128,160             64,065
Deferred offering costs                                                        --            259,906
Deferred finance charges, net                                                  --             24,412
Noncurrent prepaid                                                         59,713                 --
Other assets, net                                                           2,161              2,775
                                                                      -----------        -----------
Total assets                                                          $ 3,417,851        $   690,683
                                                                      ===========        ===========

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Accounts payable                                                   $   208,841        $   248,942
   Accrued payroll and related                                             22,482             59,276
   Bridge notes payable, net                                                   --            501,698
   Accrued royalty due to former stockholder                                   --              1,345
   Accrued interest payable                                                    --             12,500
   Current portion of capital lease obligations                             5,901              5,326
   Other current liabilities                                               17,645              2,026
                                                                      -----------        -----------
Total current liabilities                                                 254,869            831,113
                                                                      -----------        -----------
Capital lease obligations, net of current portion                           7,756             12,251
                                                                      -----------        -----------

Stockholders' Equity (Deficit):
   Preferred Stock- $ .001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                              --                 --
   Common Stock- $.001 par value; 10,000,000 shares authorized;
     3,542,171 and 2,391,338 shares issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively                 3,542              2,391
   Additional paid-in capital                                           7,466,970          1,910,516
   Warrants to acquire common stock                                       223,100            108,000
   Deficit accumulated during the development stage                    (3,823,963)        (1,850,776)
   Deferred compensation                                                 (250,649)          (322,812)
   Unrealized loss on short-term investments                             (463,774)                --
                                                                      -----------        -----------
Total stockholders' equity (deficit)                                    3,155,226           (152,681)
                                                                      -----------        -----------
Total liabilities and stockholders' equity (deficit)                  $ 3,417,851        $   690,683
                                                                      ===========        ===========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted principles for complete financial statements. See notes to condensed financial statements.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                       Condensed Statements Of Operations
                                   (Unaudited)

                                                                                                Period from
                                                                                                 inception
                                                                                                 (Sept. 17,
                                 Three Month Period                Nine Month Period            1996) through
                                 Ended September 30,               Ended September 30,            Sept. 30,
                                1998             1997             1998             1997             1998
                             -----------      -----------      -----------      -----------      -----------
Revenues:
   Products                  $    45,000      $    10,296      $    59,215      $    32,250      $   101,263
   Services                       92,730           32,833          248,974           47,033          296,007
                             -----------      -----------      -----------      -----------      -----------
Total revenues                   137,730           43,129          308,189           79,283          397,270
                             -----------      -----------      -----------      -----------      -----------

Cost of revenues:
   Products:
     Customers                    33,769            5,888           43,069           10,713           53,782
     Former stockholder               --               --               --           11,352           17,652
   Services                       39,819           17,091          112,318           24,829          137,147
                             -----------      -----------      -----------      -----------      -----------
Total cost of revenues            73,588           22,979          155,387           46,894          208,581
                             -----------      -----------      -----------      -----------      -----------
Gross profit                      64,142           20,150          152,802           32,389          188,689

Selling, general and
  administrative expenses        814,705          131,748        2,083,552        1,467,283        3,945,411
                             -----------      -----------      -----------      -----------      -----------

Operating loss                  (750,563)        (111,598)      (1,930,750)      (1,434,894)      (3,756,722)
Interest and dividend
  income                         (80,163)              --         (159,444)              --         (159,444)
Interest expense                     516               --           21,366               --           46,170
Other expense                         41               --          120,394               --          120,394
Loss realized on sale of
  short-term investments          60,121               --           60,121               --           60,121
                             -----------      -----------      -----------      -----------      -----------
Net  loss                    $  (731,078)     $  (111,598)     $(1,973,187)     $(1,434,894)     $(3,823,963)
                             ===========      ===========      ===========      ===========      ===========

Loss per share (basic
  and diluted)               $     (0.21)     $     (0.05)     $     (0.60)     $     (0.94)
                             ===========      ===========      ===========      ===========

Shares used in computing
  loss per share               3,542,171        2,391,170        3,299,268        1,533,157
                             ===========      ===========      ===========      ===========


See accompanying notes.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

             Condensed Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                                Deficit
                                                                   Warrants   Accumulated                 Unrealized       Total
                                     Common Stock     Additional  to Acquire  During the                    Loss on    Stockholders'
                                   -----------------   Paid-In      Common    Development     Deferred    Short-Term      Equity
                                    Shares    Amount   Capital      Stock        Stage      Compensation  Investments    (Deficit)
                                   ---------  ------  ----------  ----------  -----------   ------------  -----------  -------------
Balance at January 1, 1997         1,050,000  $1,050  $  156,450   $    --    $   (44,338)    $     --      $     --    $   113,162

Issuance of common stock
  for cash and capital
  subscriptions receivable         1,333,332   1,333   1,398,666        --             --           --            --      1,399,999
Issuance of common stock for
  services rendered                    8,006       8       9,075        --             --           --            --          9,083
Deferred compensation                     --      --     346,325        --             --     (322,812)           --         23,513
Issuance of warrants                      --      --          --    108,000            --           --            --        108,000
Net loss for period                       --      --          --         --    (1,806,438)          --            --     (1,806,438)
                                   ---------  ------  ----------   --------   -----------    ---------     ---------    -----------
Balance at December 31, 1997       2,391,338   2,391   1,910,516    108,000    (1,850,776)    (322,812)           --       (152,681)

Issuance of common stock and
  warrants                         1,150,000   1,150   5,556,156    115,100            --           --            --      5,672,406
Issuance of common stock
  option exercise                        833       1       2,082         --         ----            --            --          2,083
Deferred compensation                     --      --      (1,784)        --         ----        72,163            --         70,379

Comprehensive loss:

  Net loss for period                     --      --          --         --   (1,973,187)           --            --     (1,973,187)

    Other comprehensive loss--
      unrealized loss on
      short-term investments
      available for sale
      (net of tax effect of $0)           --      --          --         --            --           --      (463,774)      (463,774)
                                   ---------  ------  ----------   --------   -----------    ---------     ---------    -----------
Comprehensive loss for period             --      --          --         --            --           --            --     (2,436,961)
                                   ---------  ------  ----------   --------   -----------    ---------     ---------    -----------
Balance at September 30, 1998      3,542,171  $3,542  $7,466,970   $223,100   $(3,823,963)   $(250,649)    $(463,774)   $ 3,155,226
                                   =========  ======  ==========   ========   ===========    =========     =========    ===========

See accompanying notes.

                               C2i Solutions Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                               Period from
                                                                                                inception
                                                                 Nine Month Period             (Sept. 17,
                                                                Ended September 30,           1996) through
                                                               1998             1997          Sept. 30, 1998
                                                            -----------      -----------      --------------
OPERATING ACTIVITIES
Net loss                                                    $(1,973,187)     $(1,434,894)      $(3,823,963)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                                58,639            8,789            98,405
    Amortization of deferred compensation                        70,379            4,034            93,892
    Non-cash compensation and other expenses                    122,942        1,209,082         1,310,320
    Loss realized on sale of short-term investments              60,121               --            60,121

    Changes in operating assets and liabilities:
        Accounts receivable                                    (140,542)         (26,681)         (140,542)
        Prepaid expenses and other                              (90,740)          (6,619)         (131,442)
        Accounts payable                                        (40,101)         104,489           208,841
        Accrued payroll and related                             (36,794)          18,091            22,482
        Accrued interest payable                                (12,500)              --                --
        Accrued royalty due to former stockholder                (1,345)          (4,955)               --
        Other current liabilities                                15,619            1,808            17,645
                                                            -----------      -----------       -----------
Net cash used for operating activities                       (1,967,509)        (126,856)       (2,284,241)
                                                            -----------      -----------       -----------

INVESTING ACTIVITIES
Purchase of property and equipment                             (122,872)         (26,057)         (183,905)
Purchase of short-term investments                           (4,000,000)              --        (4,000,000)
Proceeds from sales of short-term investments                   566,969               --           566,969
Other assets                                                        523           (2,252)           (3,677)
                                                            -----------      -----------       -----------
Net cash used for investing activities                       (3,555,380)         (28,309)       (3,620,613)
                                                            -----------      -----------       -----------

FINANCING ACTIVITIES
Proceeds from initial public offering, net of
  deferred offering costs                                     5,932,313          (93,525)        5,672,407
Proceeds from issuance of common stock                            2,083          200,000           262,083
Proceeds from issuance of Bridge Notes and warrants                  --               --           600,000
Repayment of Bridge Notes payable                              (600,000)              --          (600,000)
Repayment of capital lease obligations                           (3,920)              --            (4,618)
Deferred finance charges                                             --               --           (26,820)
Advance from former stockholder                                      --              586            45,586
Repayment of advance from former stockholder                         --               --           (34,874)
Collection of capital subscriptions receivable
  from stockholders                                                  --           97,500            97,500
                                                            -----------      -----------       -----------
Net cash provided by financing activities                     5,330,476          204,561         6,011,264
                                                            -----------      -----------       -----------

Net increase (decrease) in cash                                (192,413)          49,396           106,410
Cash at beginning of period                                     298,823           16,467                --
                                                            ===========      ===========       ===========
Cash at end of the period                                   $   106,410      $    65,863       $   106,410
                                                            ===========      ===========       ===========
SUPPLEMENTAL DISCLOSURES
Non-Cash Financing Activities:
Capital subscriptions receivable from stockholders          $        --      $   100,000       $   197,500
Equipment acquired under capital lease obligations                   --               --            18,276
Other Cash Flows Information:
Interest paid                                                    23,082               --            23,280
Income taxes paid                                                 1,824            1,600             4,224

See accompanying notes.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements


1.  Summary of Significant Accounting Policies

Description of Business

C2i Solutions, Inc. (the "Company) was incorporated in the State of Delaware on September 30, 1997. The company was initially organized as a California limited liability company under the name of Challenge 2000 International LLC (the "LLC") on September 17,1996 ("Inception"). From Inception through September 30, 1997, the Company operated under the name of the LLC. On September 30, 1997, the Company reorganized as a Delaware corporation and changed its name to C2i Solutions, Inc. On September 30, 1997, all LLC Owner Units were converted into 2,391,338 shares of the Delaware Corporation's common stock and all owner options were converted into options to acquire 547,500 shares of such common stock. Concurrent with the formation of the Delaware corporation, the LLC was dissolved. The accompanying financial statements have been adjusted to give retroactive effect to the reorganization and capital structure of the Delaware corporation from Inception.

The Company is a provider of Y2K, EMU, and applications re-engineering services. Its consulting solutions span a wide variety of platforms, languages and services, from client-server to mainframe, from assessment and remediation, to testing and re-implementation. The Company's approach utilizes a mix of hands-on work by highly experienced technical staff along with "best of breed" tools, and focused project management. The desired result for the Company's clients is reduced project cycle time, lower cost and improved productivity.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of September 30, 1998, the Company has not realized significant revenues and therefore, is considered to be in the development stage.

The company's ability to transition from the development stage, and ultimately to attain profitable operations is dependent upon its ability to raise additional capital through debt or equity financing and the successful market acceptance of its products and services. There can be no assurances that the Company's products and services or its efforts to raise additional capital will be successful. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements


Short-Term Investments

Short-term investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of tax, included in accumulated other comprehensive income
(loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 1998 and December 31, 1997. The company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

Comprehensive Income

Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income for the nine month period ended September 30, 1998 in the Condensed Statement of Stockholders' Equity.

2.  Capital Transactions

Initial Public Offering

In October 1997, the Board of Directors authorized the management of the Company to file a registration statement with the Securities and Exchange Commission, permitting the Company to sell up to 1,150,000 shares of common stock and up to 1,150,000 warrants for the purchase of common stock to the public. The Board of Directors also approved the issuance of underwriter's warrants to purchase up to 100,000 shares of common stock and 100,000 warrants in connection with this proposed initial public offering.

In February 1998, the Company completed an initial public offering of 1,000,000 shares of Common Stock and 1,150,000 Warrants (which included 150,000 Warrants pursuant to the underwriter's over allotment option). In March 1998, the underwriter exercised its over-allotment option with respect to 150,000 shares of Common Stock of the Company. The Company received net proceeds of $6,148,150 which includes $100 the Company received as consideration for the warrant issued to the underwriter, after deducting an underwriting discount of 10% of the gross proceeds of the offering and a non-accountable expense allowance of 3% of the gross proceeds of the offering, (net of $45,000 previously paid by the Company) and before deducting expenses of $430,743 related to the offering.

Stock Issuances

In March 1998, the Company issued 833 shares of its Common Stock to a former employee of the Company for total cash consideration of $2,083 as a result of the exercise of stock options.

                               C2i Solutions, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements


Stock Option Plan

In January 1998, the Company's Board of Directors and stockholders approved the Company's 1997 Stock Option Plan (the "Option Plan"), which has an initial share reserve of 82,500 shares of Common Stock. Under the Option Plan, options may be granted to employees, including officers, consultants, advisors and directors, although only employees, and directors and officers who are also employees may receive "incentive stock options" ("ISO's") intended to qualify for certain tax treatment. The exercise price of all nonqualified stock options ("NSO's") must equal at least 85% of the fair market value of Common Stock on the date of grant, and the exercise price of ISO's must be no less than the fair market value on the day of grant. Options granted under the Option Plan are generally immediately exercisable, vest over periods ranging from one to four years and must be exercised within ten years.

In June 1998, the Company's stockholders approved an amendment to the Option Plan to (a) increase by 2,650,000 the maximum number of shares of the Company's Common Stock reserved for issuance under the Option Plan, (b) increase the limit on the number of shares issuable on exercise of outstanding options under the Option Plan to no more than 90% of the outstanding shares of the Company's Common Stock, and (c) to limit to 100,000 the maximum number of shares for which options may be granted to any employee in any fiscal year.

During 1998, the Company granted stock options to employees, consultants, and a newly appointed director under the Option Plan as follows:

                                          Number of           Range of
 Date of Grant        Option Type          Options         Exercise Prices
 -------------        -----------         ---------        ---------------
    Jan 1998              NSO              20,500              $5.50
    Jan 1998              ISO              20,000              $5.50
    Mar 1998              ISO              80,000           $7.38--$8.00
    Jun 1998              NSO              87,500              $7.50
    Jun 1998              ISO             173,000           $7.50-$7.75
    Jul 1998              ISO              20,000              $6.50
    Aug 1998              ISO             105,000           $3.38--$5.75
    Sep 1998              ISO              30,000           $2.88--$3.38

NSO's vest ratably over four years and ISO's vest ratably over three years. All of these options expire ten years from the date of grant or earlier in the event of termination of employment, consulting relationship or directorship.

3.  Short-Term Investments

Short-term investments as of September 30, 1998 are summarized as follows:

                                          Gross Unrealized
                            Cost               Losses          Fair Value
                          ----------      ----------------     ----------
Mutual Funds              $3,372,910          $(463,774)       $2,909,136

The Company realized losses of $60,121 on short-term investments during the nine months ended September 30, 1998. Unrealized losses on short-term investments incurred during the nine months ended September 30, 1998 totaled $463,774. Unrealized holding losses on short-term investments, net of tax, included in accumulated other comprehensive loss in stockholders' equity at September 30, 1998 were $463,774.

                               C2i Solutions, Inc.
                          (A Development Stage Company)


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31,1998.

Overview

C2i Solutions, Inc. ("the Company") is a provider of Y2K, EMU, and applications re-engineering services. The Company's consulting solutions span a wide variety of platforms, languages, and services, from client-server to mainframe, from assessment and remediation to testing and re-implementation. The Company's approach utilizes a mix of hands-on work by highly experienced technical staff, along with "best of breed" tools, and focused project management. The desired result for the Company's clients is reduced project cycle time, lower cost and improved productivity.

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto.

Results of Operations for the three and nine month periods ended September 30, 1998 and 1997

Total revenues for the three months ended September 30, 1998 were $137,730 an increase of 219% over the comparable quarter of the prior year, in which revenues totaled $43,129. For the three months ended September 30, 1998 service revenues accounted for 67% of total revenues and product sales represented 33%. Total revenues for the three months ended September 30, 1997 consisted of service revenues of 76% and revenues from product sales of 24%.

Total revenues for the nine months ended September 30, 1998 were $308,189 of which 81% represented service revenues, with the balance representing product sales. Total revenues for the nine months ended September 30, 1997 totaled $79,283, of which 59% was service revenues and 41% was revenue from product sales. Two customers accounted for 97% of the Company's revenues for the nine months ended September 30, 1998 (58% and 39%). Three customers accounted for 91% of the Company's revenues for the nine months ended September 30, 1997 (62%, 19% and 10%).

Cost of revenues were 53% ($73,588) of total revenues for the third quarter of fiscal 1998 and 50% ($155,387) of total revenues for the nine months ended September 30, 1998. These costs consisted primarily of personnel related costs of providing consulting services and the costs of products sold. Cost of revenues were 53% ($22,979) of total revenues and 59% ($46,894) of total revenues, respectively, for the comparable prior year periods in 1997 representing the costs of products sold, including third party royalties relating to licensed technology.

Gross margin percentages were 47% for the third quarter of both fiscal 1998 and 1997. For the nine months ended September 30, 1998 the gross margin percentage was 50% compared to the prior year to date gross margin percentage of 41% which reflects a more favorable mix of service revenues relative to product revenues in 1998.

                               C2i Solutions, Inc.
                          (A Development Stage Company)


The Company incurred selling, general and administrative expenses for three and nine month periods ended September 30,1998 totaling $814,705 and $2,083,552, respectively, compared with $131,748 and $1,467,283, respectively, for the comparable prior year periods. These increases in 1998 resulted primarily from increased personnel and related expenses due to a greater number of employees, increased facilities expenses in connection with the relocation to larger offices, the establishment of regional offices, expansion of operations, increased travel and marketing expenses incurred in connection with the overall scale-up of Company's operations and business development efforts, and higher legal, accounting and other general and administrative expenses associated with becoming a public company.

Interest and dividend income was $80,163 and $159,444, respectively, for the three and nine months ended September 30, 1998, compared with $0 for the three and nine months ended September 30, 1997. This increase in 1998 reflects interest and dividends earned from the short-term investment of the net proceeds from the Company's initial public offering, which closed on February 27,1998. Interest expense totaling $516 and $21,366 respectively, for the three and nine months ended September 30, 1998 was related to capital lease obligations and the debt financing completed in October 1997.

The Company invested the net proceeds from its initial public offering, net of anticipated near-term working capital requirements, in a mutual fund (the "Short-Term Investment"). The proceeds that the Company anticipated would be used to satisfy near-term working capital requirements were invested in money market accounts. The Short-Term Investment is a publicly held mutual fund traded on the New York Stock Exchange, which invests in interest-bearing, debt instruments. During the three months ended September 30, 1998, the Short-Term Investment was impacted by unusual financial market events, which caused its fair market value to decline. During the three months ended September 30, 1998, the Company realized losses of $60,121 and experienced unrealized losses of $363,774 on the Short-Term Investment. The Company has been monitoring this investment daily and has met regularly with its investment advisor about alternative courses of action. The Company intends to continue to monitor this Short-Term Investment in consultation with its investment advisor and its Board of Directors, and will attempt to recover its losses. As of November 10, 1998, there has been a recovery of $128,555 of the unrealized losses offset by additional realized losses totaling $76,169. However, there can be no assurance that such recovery will be sustained or continue, or that there will be no further decline in the value of the Short-Term Investment resulting in a greater unrealized loss. Any further losses would adversely affect the Company's financial condition.

Liquidity and Capital Resources

From Inception through February 1998, the Company financed its operations primarily through the proceeds from the issuance of Common Stock and a bridge financing completed in October 1997, resulting in an aggregate of approximately $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its Common Stock. This offering provided the Company with the net proceeds of approximately $5,672,407, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. Funds from these sources have been and are expected to continue to be used as working capital to fund expansion of the Company's infrastructure and internal operations, including purchases of capital equipment and the hiring of additional personnel.

                               C2i Solutions, Inc.
                          (A Development Stage Company)


The Company's operating activities used net cash of $1,967,509 and $126,856 during the nine-month periods ended September 30, 1998 and 1997, respectively. This increase in cash used for operating activities in 1998 compared to 1997 results primarily from the larger net loss for the 1998 period as a result of the Company's continued expansion of its operations, as well as an increase in accounts receivable and prepaid expenses.

The Company's investing activities used cash of $3,555,380 and $28,309 during the nine months ended September 30, 1998 and 1997, respectively. This increase in cash used for investing activities in 1998 compared to 1997 results from the purchase of $4,000,000 of short-term investments with the excess net proceeds from the Company's initial public offering which was offset by proceeds from the sale of short-term investments totaling $566,969, and $122,872 in purchases of property and equipment during 1998, compared to $26,057 during the same period in 1997.

The Company's financing activities provided net cash of $5,330,476 and $204,561 during the nine months ended September 30, 1998 and 1997, respectively. This increase in cash provided by financing activities in 1998 compared to 1997 results from an increase in net proceeds from the sale of common stock totaling $5,934,396 during 1998 (of which $5,932,313 related to the Company's initial public offering) compared with net proceeds of $200,000 and collection of a capital subscription receivable of $97,500 during the same period of 1997 which was offset by $93,525 of cash used for deferred offering costs. The net cash increase during the nine month period ended September 30, 1998 was partially offset by cash used to repay the bridge notes ($600,000) and capital lease obligations ($3,920) in 1998.

As of September 30, 1998, the Company had cash and net short-term investments of $3,015,546 and working capital of $2,972,948 compared with cash of $298,823 and a working capital deficit of ($491,588) at December 31, 1997. Based on management's current operating plan and anticipated personnel increases, the Company believes that its existing resources will be sufficient to fund operations through the balance of 1998. However, the Company expects to continue to experience operating losses and to use cash in operations through at least the end of the first quarter of 1999.

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

If the Company cannot generate sufficient revenues from current and future contracts, of which there can be no assurance, the Company will be required to raise capital from the sale of equity securities or the issuance of indebtedness. There is no assurance that such sales or issuances can be effected at favorable terms, if at all.

Year 2000 Compliance

Many currently installed computer systems and software products are not capable of distinguishing 20th century dates from 21st century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the Year 2000 on a wide range of business systems, the Company's products and services may be affected.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business. The Company has completed its assessment of its own computer systems and based upon this assessment, the Company believes its computer systems are "Year 2000 compliant;" this is, capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has or will timely identify and remediate all significant Year 2000 problems in its own computer systems, that remedial efforts subsequently made will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact.

The Company has made only limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers are not Year 2000 compliant, or will not become compliant on a timely basis. The Company expects that the process of making inquiries with these suppliers will be ongoing through the end of 1999. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. However, the Company estimates that its costs to address the Year 2000 issues relating to its suppliers will not be material, and that these costs will be funded from its operating cash flows. The Company has identified and will continue to identify alternative suppliers in the event its preferred suppliers become incapable of timely delivery of products or services required by the Company. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single supplier. The Company's estimates of Year 2000 costs relating to its suppliers are management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party remediation plans with regard to Year 2000 issues, and other factors. There can be no assurance that these estimates are correct and actual results could differ materially from these estimates.

                           PART II: OTHER INFORMATION

ITEM 2:  Changes in Securities and Use of Proceeds

Pursuant to the Company's Registration Statement on Form SB-2 (No.333-39425), declared effective by the Commission on February 13, 1998, the Company completed its initial public offering in February 1998, and the overallotment in March 1998, resulting in aggregate net proceeds to the Company of $5,672,407, after deducting underwriting discounts and commission and the offering expenses payable by the Company.

Proceeds of the initial public offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $106,882 to purchase machinery, equipment and other capital additions, $3,723 to repay capital leases and accrued interest, $821,265 to pay employees' and officers' salaries and related payroll taxes, $166,175 for occupancy costs, $86,280 for advertising and promotion, $116,477 for recruiting, $370,196 for other general corporate purposes and realized and unrealized investment losses totaling $364,451, net of related interest and dividend income. The remaining proceeds from the initial public offering have been invested in short-term investments pending their use.

ITEM 5:  Other Information

Proposals of stockholders intended to be presented at the next Annual Meeting of Stockholders of the Company must be received by the Company at 6138 Nancy Ridge Drive, San Diego, California 92121-3223, no later than January 27, 1999.

                               C2i Solutions, Inc.
                          (A Development Stage Company)


ITEM 6: Exhibits and Reports on Form 8-K:

      (a)  Exhibits:

           See Exhibit Index.

      (b)  Reports on Form 8-K:

           No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

Items 1, 3 and 4 are not applicable and have been omitted.


                                  EXHIBIT INDEX

Exhibit
Number         Description of Document
------         -----------------------
10.12          Amendment to Employment  agreement dated July 14, 1998 by and between the Company and Diane E. Hessler

27.1           Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    C2i SOLUTIONS,INC.



Dated: November 13, 1998            By: /s/  JOHN ANTHONY WHALEN, JR.
                                        ----------------------------------------
                                             John Anthony Whalen, Jr., President
                                             and Chief Executive Officer




Dated: November 13, 1998            By: /s/  DIANE E. HESSLER
                                        ----------------------------------------
                                             Diane E. Hessler
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)