Form 10KSB
period 1998-12-31
C2I SOLUTIONS INC
filed 1999-03-26
CIK 1048135

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB
                                  -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the 90 days. Yes  X   No_____
                                                        -----

 Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

 The issuer's revenues for its most recent fiscal year were $649,817.

 The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $1,738,000 as of March 2, 1999. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 1, 1999, the Registrant had 3,542,171 shares of its $.001 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

        Transitional Small Business Disclosure Format:  Yes ____  No  X
                                                                     ---

--------------------------------------------------------------------------------

                                    PART I

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and, in particular, those contained in "Item 6--Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Business Risks and Uncertainties," that could cause actual results to differ materially from those projected.

ITEM 1.  BUSINESS
-----------------

THE COMPANY

       C2i Solutions, Inc. ("C2i" or the "Company") provides information technology (IT) services and solutions to meet the needs of business and government for information systems transformation and conversion, and applications re-engineering. In addition, the Company provides a variety of services for Year 2000 and Euro currency issues, including assessment, remediation, testing, conversion, and validation. The Company's strategic focus embraces information technology systems integration and re-engineering in its entirety, including such tasks as complex software conversions, operating system migrations, database migrations, programming language upgrades, application development and maintenance outsourcing, data warehousing and the planning, development and conversion of existing commercial software to e-commerce applications. The Company's suite of services also includes project assessment, feasibility studies, planning, implementation, testing, and independent verification and validation.

       To meet the needs of its clients, C2i employs proven methodologies, advanced software tools, and highly trained and experienced information technology professionals to deliver its services, often obtaining required software, hardware, personnel and other tools via business relationships with qualified third-party sources, including IBM and Allstate Insurance Corporation.

       The Company's re-engineering services address the increasing limitations of legacy systems and assist clients to plan and implement replacement strategies before their organization is significantly disadvantaged.

       Transforming legacy applications into new language or hardware environments requires development or deployment of those applications, within the context of an organization's current information technology infrastructure, without constraining the organization to use outdated and/or difficult-to-maintain legacy components. The Company believes this strategy provides the most flexibility in evolving large information technology infrastructures.

       The "Year 2000 problem" arises from widespread use of computer programs that rely on two-digit date codes to perform computations and decision-making functions. Many of these computer programs may fail from an inability to interpret date codes properly. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. These "date-dependent" programs are found in computer hardware, software and embedded systems used in many businesses. These misinterpretations may result in faulty calculations or system failure.

       The introduction of the Euro represents one of the largest planned changes to the European economic system in the past century. The impact on multinational corporations operating within and from Europe is immense. At a time when companies are preparing for the Year 2000 issue, the addition of Euro issues poses a complex business challenge.

       The Company's "independent verification and validation" services provide tools and personnel to run independent tests in the client environment to verify that the information technology solution selected

--------------------------------------------------------------------------------
and implemented internally, or by another vendor, is fully functional. This service is particularly valuable for Year 2000 code validation. C2i does not warrant the information technology solution tested.

       The Company's experience and strategies for analyzing and resolving information technology issues, such as the Year 2000 and Euro conversions, enables it to be in a position to leverage an initial client contract into an ongoing business relationship. This business model focuses on providing additional and expanded services to a client, thereby creating a long-term stream of incremental revenue. When commencing a client engagement, C2i identifies, evaluates and selects specific strategies, software approaches and tools that it believes will be the most effective. During this process, the Company gains knowledge about many areas of the client's computer and business environment, positioning it to be able to provide an additional broad range of computer consulting services generally characterized as "Applications Re-Engineering."

     C2i has reorganized to focus its primary business on providing new IT solutions for its existing and new clients. C2i's senior management team has extensive experience with Internet, e-Business and legacy transformation solutions. C2i is currently a business partner with IBM, Sun and Oracle. As a key part of this business restructuring, C2i intends to establish additional partnerships and actively pursue mergers and acquisitions to strengthen its offerings or to otherwise enhance stockholder value.

     C2i intends to complete existing Y2k contracts but will not actively pursue new Y2k engagements. As a result of this strategic realignment and restructuring, approximately 14 positions will eliminated at headquarters in San Diego and field offices in Atlanta, Chicago, New York and Paris. The Company expects that these reductions will be made by the end of April 1999 and will reduce ongoing operating expenses.

THE C2I SOLUTION

       To provide its customers with a wide variety of service choices and alternatives, C2i has developed relationships with leading providers of software re-engineering tools. These relationships include non-exclusive licensing agreements, value-added-reseller agreements, consulting agreements and joint-development agreements. C2i is engaged in a constant process of evaluating potential relationships with technology providers in order to develop the most advanced re-engineering solutions and add to its suite of service and product offerings. Through its access to a number of tools and approaches, C2i is able to recommend and select solutions that match the customer's specific requirements. The Company combines its licensed technology with related consulting services, training and support to deliver re-engineering solutions across multiple operating environments.

SERVICES

       C2i typically provides IT consulting services that may include a variety of the following engagements:

    .  Project Management
    .  Enterprise Assessment
    .  Analysis & Planning
    .  Renovation/Replacement
    .  Testing & Implementation

       Each of these steps must be managed and coordinated with the multiple groups or departments within the client organization.

       PROJECT MANAGEMENT

       Maintaining tight control of an IT project requires managers to predict and monitor factors that affect resource consumption, delivery dates and costs throughout the project. Computer time, personnel time and the need to work around existing operations are constraints that may directly affect resource availability and costs. The C2i project manager, who is a specialist in the environment(s) used in the customer's information systems, allocates assignments to project personnel and uses a project tracking system to monitor progress during the complex series of tasks associated with the project.

       ENTERPRISE ASSESSMENT

       Enterprise assessment forms the information-base upon which significant decisions are made regarding the nature of proposed re-engineering projects. C2i project staff members work with representatives of all involved business units in an organization to compile a comprehensive Enterprise Assessment Report. This report enables management to select a course of action, deploy resources, and set time-lines for completion of the project. During the enterprise assessment, C2i often assists clients to

--------------------------------------------------------------------------------
inventory and review application systems, subsystems and programs to determine their inter-relationships, as well as age, usefulness, and size.

       ANALYSIS & PLANNING

       In Analysis and Planning engagements, C2i works closely with the client to summarize baseline information, to identify future requirements, and develop the specific project steps required to achieve the targeted outcome. Findings are summarized in a detailed project plan.

       RENOVATION/REPLACEMENT

       Many IT engagements into which the Company may enter involve renovation or replacement of existing software and/or hardware systems. In some cases, an existing system may be "retired". If the business function embodied in the retired system is still required, data conversion is required to bridge the old and new systems. Such functionality is determined during an Analysis engagement and the findings incorporated into the project plan.

       TESTING AND IMPLEMENTATION

       Testing is a significant and critical element of most IT projects. In testing and implementation engagements, all enterprise-critical systems, programs, databases, data-feeds, procedures and printed material must meet the change requirements described in the project plan. C2i technical staff work closely with the client to develop test data (scripts) that engage all functions of the changed system(s). The Testing process locates the documents errors leading to corrective action and subsequent system re-testing. This cycle continues until no errors are found.

       Implementation is the process of putting the tested system back into "production" in the client environment. Here, C2i technical staff work closely with client staff to implement the new, or changed, system in a step-wise manner, monitoring closely the outcome of each program or process to ensure that the new system performs as expected.

LICENSES AND RELATIONSHIPS

       C2i has business relationships and/or VAR Agreements with IBM, Allstate Insurance, Computer Associates International, Oracle, and Sun Microsystems, as well as non-exclusive licensing agreements with other technology companies. The Company continually evaluates potential relationships with other third-parties in order to provide a broader range of IT solutions, including hardware, software and consulting services.

INTELLECTUAL PROPERTY

       The Company relies on a combination of copyright and trade secret laws and contractual provisions to establish and protect its rights in its software products and proprietary technology. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's technologies or to reverse-engineer to obtain and use information that the Company regards as proprietary. The Company has no patents. Existing copyright and trade secret laws offer only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

       The Company's competitive position may be affected by its ability to protect its proprietary information. However, because the software industry is characterized by rapid technological change, the Company believes that patent, trademark, copyright, trade secret and other legal protection are less significant to the Company's success than other factors such as the knowledge, ability and experience of

--------------------------------------------------------------------------------
the Company's personnel, new product and service development, frequent product enhancements, customer service and ongoing product support.

CUSTOMERS

       During 1998, the Company expanded its customer base to include multiple projects for Nicholas Applegate Capital Management, a mutual-fund management company. Success at Nicholas Applegate was leveraged into an expanding engagement with a major New York-based capital management firm. Additional consulting engagements included AIG's unit of United Guaranty Corporation (UGC) and a major international apparel manufacturer.

SALES AND MARKETING

       The C2i sales and marketing strategy is designed to promote and enhance recognition of the Company's products and services through referrals from systems integrators, service providers, and parties who have entered into VAR or other business relationships with C2i, including outside sales agents. Once identified, potential clients are further introduced to C2i products and services through direct discussion with the Company's technical staff. The combination of a commercially oriented sales presentation with technical validation ultimately leads to an engagement statement-of-work and customer commitment to proceed with the project.

       In 1998, C2i used a direct sales force to follow up with potential customers identified through the aforementioned business relationships, referrals, and an aggressive telemarketing campaign. Direct sales force effort was focused on identifying engagements that leverage the Company's portfolio of tools and services, creating a track-record of success that may be leveraged into sales of additional services.

COMPETITION

       The market for services relating to IT in general and specifically to the Year 2000 problem is highly competitive and becoming increasingly so as the Year 2000 approaches. Anticipated growth in this sector has attracted both branded and new competitors, many of whom may offer complimentary products and services. Known competitors offering tools and services similar to C2i include PricewaterhouseCoopers LLP, Ernst & Young LLP, Deloitte & Touche, Anderson Consulting, KPMG Peat Marwick, Electronic Data Service Corporation, Cambridge Technology Partners, Computer Horizon Corporation, Crystal Systems Solutions LTD., Data Dimensions, Inc., Keane, Inc., Platinum Technology, Inc., SEEC, Inc., SAIC, Sapiens International Corporation NV, and VIASOFT, Inc. Most competitors who provide software tools and services for Year 2000 conversion projects and broader enterprise-oriented IT services are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. As a result, there can be no assurance that the Company will be able to compete effectively.

       The principal competitive factors affecting the market for the Company's services include product performance and reliability, product functionality, availability of experienced personnel, price, ability

--------------------------------------------------------------------------------
to respond in a timely manner to changing customer needs, project management capabilities, ease of use, training and quality of support.

EMPLOYEES

       As of December 31, 1998, the Company had 16 full-time employees and 2 part-time employees.

       The Company expects a decrease in the number of employees over the next twelve months as it aligns its personnel resources to the Company's anticipated requirements. The actual rate of this decrease is dependent on a number of factors, including demand for the Company's products and services. Also, competition for qualified software personnel is intense and there are a limited number of professionals with the level of knowledge and experience required by the Company. There can be no assurance that the Company will be successful in attracting, integrating, training, and retaining such personnel in accordance with the Company's needs.

ITEM 2.  DESCRIPTION OF PROPERTY
------   -----------------------

       The Company subleases approximately 12,400 square feet of office space in San Diego, California pursuant to a sublease agreement on a month-to-month basis. The Company moved into these facilities in January 1998. The Company believes that its facilities will be adequate for its current needs and is evaluating suitable alternate space.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

       The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

       None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -----------------------------------------------------------------
         MATTERS
         -------

       The Company effected an initial public offering ("IPO") on February 24, 1998 with its Common Stock and Redeemable Warrants traded on the Nasdaq SmallCap Market under the symbols "CTWO" and "CTWOW," respectively. The following table sets forth the high and low bid prices for the Company's Common Stock, as reported on the Nasdaq SmallCap Market for the periods indicated. These reported prices reflect interdealer prices without adjustments for retail markups markdowns or commissions.

                                   High          Low
                                   ----          ---
       First Quarter 1998          14 1/2         6
       (beginning February 24,
       1998)

       Second Quarter 1998         13             7 1/2

       Third Quarter 1998           8 5/8         2 3/8

       Fourth Quarter 1998          3 3/4           5/8

       As of March 2, 1999, there were 20 stockholders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

       The Company has not paid any cash dividends on its Common Stock. The Company currently expects that it will retain its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

--------------------------------------------------------------------------------

       In the last fiscal year, the Company has sold and issued the following unregistered securities:

       During the year ended December 31, 1998, the Company granted options to purchase an aggregate of 1,259,305 shares of Common Stock at exercise prices ranging from $1.19 to $8.38 per share to 28 employees and consultants and three outside directors. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options.

--------------------------------------------------------------------------------

       The issuances described above were exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder and on Section 4(2) thereof as transactions pursuant to compensatory benefit plans and contracts relating to compensation and transactions not involving a public offering.

       The net proceeds to the Company from the sale of the 1,150,000 shares of Common Stock and 1,150,000 Redeemable Warrants in the initial public offering (including $100 of proceeds from the Underwriters Warrants) were $5,672,407 after deducting underwriting discounts and commissions and the offering expenses payable by the Company.

       Proceeds of the initial public offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $129,038 to purchase machinery, equipment and other capital additions, $6,210 to repay capital leases and accrued interest, $1,233,237 to pay employees' and officers' salaries and related payroll taxes, $262,929 for occupancy costs, $199,238 for advertising and promotion, $142,625 for recruiting, $405,103 for other general corporate purposes and realized and unrealized investment losses totaling $434,033 net of related interest and dividend income. The remaining proceeds from the initial public offering have been invested in short-term investments pending their use.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

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

OVERVIEW

       C2i Solutions, Inc. ("the Company") is a provider of IT consulting services. The Company's consulting solutions span a wide variety of platforms, languages, and services, from client-server to mainframe, from assessment and remediation to testing and re-implementation. The Company's approach utilizes a mix of hands-on work by highly experienced technical staff, along with "best of breed" tools, and focused project management. The desired result for the Company's clients is reduced project cycle time, lower cost and improved productivity.

--------------------------------------------------------------------------------

      The Company was founded in late 1996 and has a limited operating history. From Inception (September 17, 1996) through mid 1997, the majority of the Company's activities involved raising capital, research, developing the business plan, establishing relationships and recruiting personnel. As a result, the Company's operations to date have not produced significant revenues and the Company is considered to be in the development stage.

       In view of the early stage of development and the extremely competitive market in which the Company operates, there can be no assurance that the Company will achieve or maintain profitable operations. The Company expects to continue to incur operating losses through December 1999 at a minimum.

       The Company began its workforce expansion in the third quarter of 1997, which it continued throughout 1998. Also, in December 1997, the Company commenced payment of salaries to its officers. Prior to December 1997, the Company had not incurred any significant cash compensation to its officers since Inception. Additionally, the Company recognized a charge of approximately $1.2 million in 1997 for non-cash compensation expense to officers, as a result of issuance of Common Stock to these officers at deemed values which exceeded the total consideration (cash and capital subscriptions receivable) received by the Company.

       In late September 1997, the Company hired its first two regional sales representatives and began selling activities. In early 1998, the Company refined its sales efforts based on its experience to date. That experience suggested that initial expectations regarding the timing of revenue related to Year 2000 compliance efforts were underestimated. Actual compliance efforts to date by potential customers involving outside resources have fallen short of expectations, negatively impacting the Company's projections of revenue. This appears to be consistent with general industry trends noted by analysts, experts, and competitors. As a result of the Company's experience to date, the complex nature of the sales cycle, and the expected length of time typically required for a potential customer to conclude its purchase decision related to a comprehensive Year 2000 solution, the Company currently has no backlog of signed customer orders. The Company does not expect to realize any significant revenues prior to the end of 1999. There can be no assurance that the Company will realize any additional revenues from existing or new potential customers.

       The Company believes that a very limited demand for its Year 2000 solution exists today and will continue to exist for a brief period after the Year 2000. This limited demand will diminish significantly over time and will eventually disappear. The Company plans to continue actively pursuing business opportunities unrelated to the Year 2000 problem in the computer consulting market, with a focus on the conversion marketplace, and to develop products and services to take advantage of these opportunities. However, there can be no assurance that the Company will be able to successfully expand its business beyond the Year 2000 conversion market. The Company's failure to diversify and develop additional products and services would materially adversely affect the Company's business, operating results and financial condition. See "Risk Factors--Need to Develop New Products and Technologies."

       C2i has reorganized to focus its primary business on providing new IT solutions for its existing and new clients. C2i's senior management team has extensive experience with Internet, e-Business and legacy transformation solutions. C2i is currently a business partner with IBM, Sun and Oracle. As a key part of this business restructuring, C2i intends to establish additional partnerships and actively pursue mergers and acquisitions to strengthen its offerings or to otherwise enhance stockholder value.

       C2i intends to complete existing Y2k contracts but will not actively pursue new Y2k engagements. As a result of this strategic realignment and restructuring, approximately 14 positions will be eliminated at headquarters in San Diego and field offices in Atlanta, Chicago, New York, and Paris. The Company expects that these reductions will be made by the end of April 1999 and will reduce ongoing operating expenses.

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

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of total revenues:

                                                                                  PERIOD FROM
                                                                                   INCEPTION
                                                                                 (SEPTEMBER 17,
                                                     YEAR ENDED     YEAR ENDED   1996) THROUGH
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1997           1998           1998
                                                    -----------    ------------  --------------
Revenues                                             100.0%            100.0%         100.0%
Cost of revenues                                      59.1%             45.7%          47.4%
                                                   -------            ------         ------
Gross profit                                          40.9%             54.3%          52.6%
Selling, general and administrative expenses        2283.8%            442.4%         640.5%
                                                   -------            ------         ------
Operating loss                                     (2242.9%)          (388.1%)       (587.9%)
Other (income) expense, net                           31.3%             88.6%          81.3%
                                                   -------            ------         ------
Loss before taxes                                  (2274.2%)          (476.7%)       (669.2%)
Provision for income taxes                             4.3%              0.8%           1.2%
                                                   -------            ------         ------
Net loss                                           (2278.5%)          (477.5%)       (670.4%)
                                                   =======            ======         ======

FISCAL YEAR ENDED DECEMBER 31, 1998.

       Revenues. Total revenues for the year ended December 31, 1998 were $649,817 an increase of 720% over the prior year, in which revenues totaled $79,283. This increase in revenues resulted from additional projects the Company undertook for its customers. For the year ended December 31, 1998 service revenues accounted for 88% of total revenues and product sales represented 12%. Total revenues for the year ended December 31, 1997 consisted of service revenues of 59% and revenues from product sales of 41%.

       Two customers accounted for 92% of the Company's revenues for the year ended December 31, 1998 (73% and 19%). Three customers accounted for 91% of the Company's revenues for the year ended December 31, 1997 (62%, 19% and 10%).

--------------------------------------------------------------------------------

     Cost of Revenues. Cost of revenues were 46% ($296,685) of total revenues for the year ended December 31, 1998. These costs consisted primarily of personnel related costs of providing consulting services and the costs of products sold. Cost of revenues were 59% ($46,894) of total revenues for the year ended December 31, 1997 representing the costs of products and services sold, including third party royalties relating to licensed technology.

     For the year ended December 31, 1998 the gross margin percentage was 54% compared to the prior year gross margin percentage of 41% which reflects a more favorable mix of service revenues relative to product revenues in 1998.

     Selling, general and administrative expenses. The Company incurred selling, general and administrative expenses for year ended December 31, 1998 totaling $2,874,866, compared with $1,810,623, for the prior year. This increase in 1998 over 1997 resulted primarily from increased personnel and related expenses due to a greater number of employees, increased facilities expenses in connection with the relocation to larger offices, the establishment of regional offices, expansion of operations, increased travel and marketing expenses incurred in connection with the overall scale-up of Company's operations and business development efforts, and higher legal, accounting and other general and administrative expenses associated with becoming a public company. The Company believes that its selling, general and administrative expenses will decrease as a result of the restructuring being implemented in March and April 1999.

     Other Income and Expenses. Interest and dividend income was $220,728 for the year ended December 31, 1998, compared with $0 for the year ended December 31, 1997. This increase in 1998 reflects interest and dividends earned from the short-term investment of the net proceeds from the Company's initial public offering, which closed on February 27, 1998. Interest expense totaling $21,827 and $24,804 for the years ended December 31, 1998 and 1997, respectively, was related to capital lease obligations and the debt financing completed in October 1997.

     The Company invested the net proceeds from its initial public offering, net of anticipated near-term working capital requirements, in a mutual fund (the "Short-Term Investment"). The proceeds that the Company anticipated would be used to satisfy near-term working capital requirements were invested in money market accounts. The Short-Term Investment is a publicly held mutual fund traded on the New York Stock Exchange, which invests in interesting-bearing, debt instruments. During the year ended December 31, 1998, the Short-Term Investment was impacted by unusual financial market events, which caused its fair market value to decline. During the year ended December 31, 1998, the Company realized losses of $161,098 and experienced declines in fair value of $493,663 on the Short-Term Investment that were judged to be other than temporary.


     During the year ended December 31, 1998, the Company recognized a charge of approximately $111,950, related to repayment of the Bridge Financing, which is included in other expense in the statements of operations. This charge represents the write-off of the unamortized balances of the debt discount and deferred finance charges remaining upon repayment of the Bridge Notes.

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

     Selling, general and administrative expenses. Selling, general administrative expenses were $1,810,623 for the period ended December 31, 1997 and primarily related to costs incurred to establish the Company's basic infrastructure and internal operations.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     From Inception (September 17, 1996) through February 1998, the Company financed its operations primarily through the proceeds from the issuance of Common Stock and a bridge financing, completed in October 1997, resulting in an aggregate of approximately $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its Common Stock. This offering provided the Company with the net proceeds of $5,672,407, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. Funds from these sources have been and are expected to continue to be used as working capital to fund the Company's infrastructure and internal operations, including purchases of capital equipment and the hiring of personnel.

     The Company's operating activities used net cash of $2,427,294 and $275,389 during the year ended December 31, 1998 and 1997, respectively. This increase in cash used for operating activities in 1998 compared to 1997 results primarily from the larger net loss for the 1998 period as a result of the Company's continued expansion of its operations, as well as an increase in accounts receivable and prepaid expenses and a decrease in accounts payable.

     The Company's investing activities used cash of $3,064,650 and $42,205 during the year ended December 31, 1998 and 1997, respectively. This increase in cash used for investing activities in 1998 compared to 1997 results from the purchase of $4,000,000 of short-term investments with the excess net proceeds from the Company's initial public offering which was offset by proceeds from the sale of short term investments totaling $1,115,992. During the year ended December 31, 1998, the Company used $131,173 to purchase property and equipment, compared to $39,400 during the same period in 1997.

     The Company's financing activities provided net cash of $5,329,075 and $599,950 during the year ended December 31, 1998 and 1997, respectively. This increase in cash provided by financing activities in 1998 compared to 1997 results from an increase in net proceeds from the sale of common stock and redeemable warrants totaling $5,934,396 during 1998 (of which $5,932,313 related to the Company's initial public offering). The net cash increase during the year ended December 31, 1998 was partially offset by cash used to repay the bridge notes ($600,000) and capital lease obligations ($5,321) in 1998. This compares with net proceeds from the sale of equity securities of $200,000, collection of a capital subscription receivable of $97,500, and proceeds from the Bridge financing of $600,000 during 1997. These sources were partially offset by cash used for deferred offering costs ($259,906), deferred finance charges ($26,820), repayment of advances from a former stockholder, ($10,126), and repayment of capital lease obligations ($698).

     As of December 31, 1998, the Company had cash and short-term investments, net, of $2,365,201 and working capital of $2,344,639 compared with cash of $298,823 and a working capital deficit of ($491,588) at December 31, 1997. Based on management's current restructuring plan and anticipated personnel decreases, the Company believes that its existing resources will be sufficient to fund operations through approximately March 2000. However, the Company expects to continue to experience operating losses and to use cash in operations through at least December 1999.

     Subsequent to December 31, 1998, the Company sold the entire balance of the Short-Term Investment it held at December 31, 1998. The Company received net proceeds aggregating $2,180,702 and realized additional losses of $48,545.

     The Company has invested the proceeds from the sale of this Short-Term Investment in fully insured, money market accounts and short-term U.S. government treasury bills. The Company is reviewing various possible courses of action to recover its investment losses, although there can be no assurance that any of this loss will ultimately be recovered.

     The Company's ability to achieve sustained profitability will be dependent upon a number of factors, including its ability to generate future revenues. Although the Company is pursuing business

--------------------------------------------------------------------------------
development opportunities, which it hopes will produce future revenues, there can be no assurance that the Company will be able to successfully negotiate any additional contracts, that any such current or future contracts will provide the Company with expected benefits, or that the Company can perform its contracted operations at a profit sufficient to cover its other expenses.

     If the Company cannot generate sufficient revenues and profits from current and future contacts, of which there can be no assurance, the Company will be required to raise capital from the sale of equity securities or the issuance of indebtedness. There is no assurance that such sales or issuances can be effected at favorable terms, if at all.

     The timing and amount of the Company's capital requirements will depend on a number of factors, including demand for the Company's products and services, the need to develop new or enhanced products and services, competitive pressures, the effect and costs of the restructuring being implemented, and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or, that if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Interest Rate Risk

     The Company is exposed to changes in interest rates primarily from its short-term investments in certain available for sale securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. During the year ended December 31, 1998, the Company realized losses on its short-term investments totaling $654,761. In January and February 1999, the Company sold all investments held at December 31, 1998 and realized additional losses totaling $48,545. The Company invested the proceeds aggregating $2,180,702 in fully-insured money market accounts and short-term U.S. Government treasury bills. The Company believes a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest sensitive financial instruments purchased in February 1999.

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

     The Company has made only limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers are not Year 2000 compliant, or will not become compliant on a timely basis. The Company expects that the process of making inquiries with these suppliers will be ongoing through the end of 1999. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. However, the Company estimates that its costs to address the Year 2000 issues relating to its suppliers will not be material, and that these costs will be funded from its operating cash flows or existing capital resources. The Company has identified and will continue to identify alternative suppliers in the event its preferred suppliers become incapable of timely delivery of products and services required by the Company. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single

--------------------------------------------------------------------------------
supplier. The Company's estimates of Year 2000 costs relating to its suppliers are management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party remediation plans with regard to Year 2000 issues, and other factors. There can be no assurance that these estimates are correct and actual results could differ materially from these estimates.

BUSINESS RISKS AND UNCERTAINTIES

C2i has a Limited Operating History and Limited Experience in Year 2000 and Information Technology Solutions

     C2i was founded in September 1996, has a limited operating history and is in the development stage. As a result, C2i's operations to date have not produced significant revenues. C2i may not generate any future revenues from the sale of its services or products.

     C2i has limited experience in providing information technology solutions. Although C2i has completed its initial assessment projects, C2i has not completed a large scale Year 2000 conversion project. There can be no assurance that C2i will be successful in completing large scale conversions, that C2i will not experience delays or failures in providing its Year 2000 solutions or that the Year 2000 solutions will be effective. The failure of C2i's Year 2000 solutions to function properly or the existence of errors or bugs following completion of a Year 2000 conversion project could necessitate significant expenditures by C2i in order to attempt to remedy the problems. The consequences of failures, errors and bugs could have a material adverse effect on C2i's business, operating results and financial condition.

History of Operating Losses; Need for Additional Financing; Possible Delisting from Nasdaq

     C2i has experienced significant operating losses since its inception in September 1996. As of December 31, 1998, C2i's accumulated deficit was approximately $4,954,000, which includes a non-cash charge of approximately $1.2 million in 1997, as a result of sales of equity securities to key employees at less than deemed value for financial statement purposes. Losses have been principally the result of the various costs associated with C2i's selling, general and administrative expenses as C2i commenced operations, and began marketing activities and losses on investments. C2i expects that it will incur operating losses through at least December 1999. C2i believes that its existing capital resources will enable it to fund its operations until approximately December 31, 1999. C2i will be required to seek additional capital to continue its operations beyond that time. C2i has no commitments for any future funding, and C2i may not be able to obtain additional capital in the future. If C2i is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

     C2i is required to meet certain financial tests (including net tangible assets of $2 million and a minimum bid price of the common stock of $1.00) to maintain its listing on the Nasdaq SmallCap Market. If continued losses by C2i cause C2i to fail to meet such continued listing requirements, C2i's securities may be delisted from the Nasdaq SmallCap Market and the liquidity of C2i's securities would be impaired.

Intense Industry Competition in the Information Technology Services Industry; Competitive Disadvantages

     The market for information technology service providers is highly competitive. C2i's lack of resources and limited experience compared to other providers makes it extremely vulnerable to competition from larger companies, all of which benefit from greater recognition, larger lists of reference clients and significantly greater financial, technical and marketing resources. Leading competitors have proven products which can provide them with a significant advantage over C2i because C2i's services have not been widely deployed and therefore present potential customers with uncertainty not associated with existing solutions from larger companies. In addition, many of C2i's potential clients are reluctant to choose small companies as key suppliers or service providers due to concerns about long term viability

--------------------------------------------------------------------------------
and, especially with respect to Year 2000 conversion projects, the consequences to the organization of a failure of a proposed solution. There can be no assurance that C2i will overcome these disadvantages.

     Competitors may develop new products or services or improve their existing products or services which, when combined with their existing market presence, would make C2i's solutions obsolete or unmarketable. Any such development would have a material adverse effect on C2i. C2i also expects that competition will arise from new competitors and from new technological approaches adopted by new and existing competitors. Competitive technologies may be developed which could make C2i's services obsolete or of diminished utility, thereby materially adversely affecting C2i. If C2i is unable to respond to the challenges of competition, it would be unable to achieve or maintain profitability at a level required to support its survival or growth.

Uncertain and Undeveloped Market

     The primary focus of C2i's services to date has been resolving the Year 2000 problem. Although C2i believes that the demand for Year 2000 consulting services may grow as the year 2000 approaches, this demand may not increase to the extent anticipated by C2i, if at all. To date, companies have generally not been willing or able to allocate the resources to outside service providers to address this problem in a timely manner. Most companies appear to be attempting to resolve the problem internally rather than contracting with firms such as C2i. As a result, demand for C2i's Year 2000 solutions is uncertain and unpredictable. If the demand for C2i's Year 2000 solutions fails to grow, or grows more slowly than anticipated, C2i's business, operating results and financial condition would be materially adversely affected.

Fluctuations in Quarterly Operating Results

     For at least the near term, C2i expects to derive a substantial portion of its revenues from a relatively small number of contracts. As a result, a small delay during a quarter in the achievement of milestones triggering payment to C2i could have a material adverse effect on C2i's revenues and results of operations for that quarter. In addition, the need for continued investment by C2i in customer service and support capabilities will limit C2i's ability to reduce expenses in response to any such decrease in sales. Moreover, because customer purchase orders are subject to cancellation or rescheduling by the customer, backlog at any particular date is not necessarily representative of actual revenues for any succeeding period. If C2i's anticipated level of revenues is not achieved for a particular period, C2i's operating results could be adversely affected by its inability to reduce costs. C2i cannot accurately forecast the impact of these and other factors on C2i's operating results in any future period.

Resource and Time-Intensive Sales Process

     Sales of C2i's services and solutions are characterized by a relatively complex sales cycle due to such factors as the magnitude of the expenses associated with implementation of a comprehensive solution at most organizations, the substantial time required by potential customers to evaluate C2i's solutions and those of competitors, and the potential consequences to the organization of a wrong decision. These factors suggest that the decision will ultimately be made at a level in an organization that is relatively higher than would otherwise be involved in information system matters. As a result, C2i will likely continue to be required to devote additional sales and marketing efforts to concluding sales decisions.

Need to Develop New Products and Services Unrelated to Year 2000 Solutions

     C2i currently generates substantially all of its revenues from, and devotes most of its resources to, its Year 2000 solutions. C2i believes that a very limited demand for its Year 2000 solutions exists today and will continue to exist for a brief period of time after the Year 2000. This limited demand will diminish significantly over time and will eventually disappear. Therefore, C2i plans to actively pursue business opportunities unrelated to the Year 2000 problem in the information technology consulting services market, and to develop products and services to take advantage of those opportunities. C2i believes that its future success will depend upon its

--------------------------------------------------------------------------------
ability to develop and enhance its relationships with customers so that it will continue to be called upon to assist in data conversion projects following the year 2000. To the extent product offerings and services provided by C2i are based upon anticipated changes, sales of such products and services may be adversely affected if other technologies become accepted in the industry. If C2i does not successfully introduce new products or services in a timely manner, any competitive position C2i may develop would be lost and C2i's sales would be reduced. C2i may be unable to develop and introduce enhanced or new products or services which satisfy customer needs and achieve market acceptance. The failure of C2i to implement a successful new business development program would have a material adverse effect upon its business and prospects.

Dependence on Licenses and Third Party Technology

     Substantially all of the tools that C2i uses to provide its Year 2000 solutions are licensed from third parties. C2i's proprietary software, as well as licensed software, is designed to work on or in conjunction with certain third party hardware and/or software products. If any of these licensors or third party vendors were to discontinue making their products available to C2i, or to increase materially the cost to C2i to acquire, license or purchase the products, or if a material problem were to arise in connection with the ability of C2i to use and operate with third party hardware and/or software products, C2i would be required to redesign its solutions to function with or on alternative third party products or attempt to develop internally a replacement for the third party products. In such an event, interruptions in the availability or functioning in C2i's Year 2000 solutions and delays in the introduction of new products and services may occur until replacement technology is obtained. There can be no assurance that alternative sources of suitable technology would be available or that C2i would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of C2i to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on C2i's business, financial condition and results of operations.

Customer and Supplier Concentration; Uncertainty of Follow-On Business

     A large portion of C2i's revenues have been dependent on a few customer projects. C2i derived approximately 92% of its revenues for the year ended December 31, 1998 from two customers and 91% of its revenues for the year ended December 31, 1997 from three customers. As of December 31, 1998, 100% of the accounts receivable balance related to two customers. In addition, C2i has experienced a supplier concentration, with 99% of its total cost of revenues for the year ended December 31, 1997 resulting from purchases from three suppliers, and 32% of its total cost of revenues for the year ended December 31, 1998 resulting from purchases from two suppliers. C2i expects that as it continues to develop, it will continue to derive a majority of its revenues from a small number of customers and to incur the majority of its costs with a small number of suppliers. Therefore, a loss of any significant customer or supplier would have a material adverse effect on C2i's business, financial condition and results of operations.

     At the conclusion of a project by C2i, a particular customer may not have an immediate need for follow-on services or additional projects. C2i does not enter into long term or volume service contracts with its customers, and customers may discontinue further purchases of C2i's services with little or no advance notice. There can be no assurance that any of C2i's limited number of past or current customers will require C2i's services or products in the future, or if they do, that they will engage C2i to perform such services or provide such products. The failure of any of C2i's significant customers to meet their obligations to C2i would have a material adverse effect on its business, financial condition and results of operations. To generate future revenues, C2i must identify and obtain business from companies in its existing base of customers or with new customers. There can be no assurance that any of C2i's current customers will engage C2i for projects in the future or that C2i will be able to obtain additional new customers.

--------------------------------------------------------------------------------

Dependence on Proprietary Technology

     C2i relies on trade secret and copyright protection for its products and technology. C2i believes that its licensors use similar means of protecting their technologies.

     In the absence of significant proprietary protection, competitors may be able to copy C2i's technology or design approaches, replicate its processes or gain access to its trade secrets. Moreover, there can be no assurance that competitors will not be able to develop technologies similar to or more advanced than those used by C2i or design around any protected aspects of C2i's technology rights. No assurance can be given that C2i's current or future products or services will not infringe on the rights of others.

     There has been substantial litigation regarding intellectual property rights in computer software related industries. In the future, litigation may be necessary to enforce technological rights of C2i, to protect trade secrets or know-how owned or licensed by C2i or to defend C2i against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation would likely result in substantial cost and diversion of effort by C2i, which by itself could have a material adverse effect on C2i's business, financial condition and operating results. Further, adverse determinations in such litigation could result in C2i's loss of proprietary rights, subject C2i to significant liabilities to third parties, require C2i to seek licenses from third parties or prevent C2i from providing its services, any of which could have a material adverse effect on C2i's business, financial condition and results of operations.

     C2i also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that C2i will have adequate remedies for any breach, or that C2i's trade secrets will not otherwise become known to or independently developed by others.

Dependence on Key Personnel; Management of Restructuring of Information Technology Operations

     C2i's success will, to a large extent, depend upon the continued services of its executive officers who have limited experience at managing a business like C2i's. Although one of C2i's four executive officers has only been with C2i since January 1999, the loss of services of any of these four executive officers may materially and adversely affect C2i. C2i's employment agreements with its key personnel may be terminated by either party, with or without cause, with the exception of its agreement with Mr. Whalen. Mr. Whalen's employment agreement has a term of five years, expiring in May 2002, and limits C2i's ability to terminate him, except for cause, and provides for six months severance pay, unless Mr. Whalen voluntarily resigns his position. C2i's Board of Directors has approved the following changes to the employment agreements with its other three executive officers, for which agreements are expected to be executed in the first quarter of 1999. Mr. Wooten's and Ms. Hessler's employment agreements are terminable at will, but if either individual's employment with C2i is terminated prior to March 2004 for any reason, other than cause, that individual will receive two years severance pay unless that individual voluntarily resigns his or her position. If Mr. Wooten or Ms. Hessler are terminated prior to March 2004 for cause, they will receive six months severance. Mr. Hartman's employment agreement is terminable at will, but if his employment with C2i is terminated prior to March 2004 for any reason other than cause, Mr. Hartman will receive six months severance pay unless he voluntarily resigns his position. C2i has key man life insurance in the amount of $1,000,000 on Mr. Whalen.

     C2i's plans to restructure its business are expected to place a significant strain on C2i's management, operational and financial resources and systems. To manage its restructured operations, C2i must, among other things, improve its operational, financial and management information systems, including its billing, accounts receivable and payable tracking, fixed assets and other financial management systems.

--------------------------------------------------------------------------------

C2i May Not Find Adequate Alternative Facilities

     C2i currently leases its headquarters facility at 6138 Nancy Ridge Drive in San Diego, California on a month-to-month basis. As a result, C2i's tenancy at this facility may be terminated by its landlord upon 30 days written notice. C2i is seeking an adequate facility elsewhere in San Diego County, which currently has a relative shortage of viable commercial space. If C2i's tenancy is terminated by its landlord before C2i finds an adequate facility, C2i may need to relocate to temporary facilities at above-market costs or suspend its headquarters' operations, either of which may have a material adverse impact on its business, operating results, and financial condition.

Risks Associated with Potential Unspecified Acquisitions

     C2i plans to acquire assets or businesses complimentary to its operations, although no specific acquisitions are currently in negotiation or planned. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things:

     .  The assumption of unforeseen liabilities;

     . The difficulty of assimilating the operations and personnel of the acquired companies;

     .  The potential disruption of C2i's business;

     . The inability of C2i's management to maximize the financial and strategic position of C2i by the incorporation of acquired technology or business into C2i's service offerings;

     . The difficulty of maintaining uniform standards, controls, procedures and policies;

     . The potential loss of key employees of the acquiring or acquired companies; and

     . The impairment of relationships with employees consultants, customers, and suppliers as a result of changes in management.

No assurance can be given that C2i will undertake acquisition activities, will complete any acquisitions, or that if an acquisition does occur it will not materially and adversely affect C2i or will be successful in enhancing C2i's business. If C2i proceeds with one or more significant acquisitions, a substantial portion of C2i's available cash could be used to consummate those transactions. Alternatively, C2i might issue equity securities as consideration for an acquisition which might result in significant dilution of the stockholders' ownership interest in C2i, or C2i could issue debt securities to finance an acquisition, which might reduce the book value and earnings per share of C2i common stock. The accounting for business acquisitions by C2i is likely to involve the recognition of significant goodwill and intangible assets in connection with the acquisition and, as a result, would typically result in substantial charges against C2i's reported future operating results.

Risks Associated with International Expansion

     A key component of C2i's long-term strategy is its expansion into international markets. C2i has very limited previous experience in operating outside of the United States and C2i may not be able to successfully market, sell and deliver its products and services in the international marketplace. In addition to the uncertainty as to C2i's ability to create an international presence, there are risks inherent in doing business on an international level, including:

--------------------------------------------------------------------------------

     . More diverse, complex, unfamiliar and unexpectedly changing regulatory requirements;
     . Export restrictions, export controls, tariffs and other trade barriers including cultural and structural impediments to trade;

     .  Difficulties in staffing and managing foreign operations;

     .  Longer payment cycles;

     .  Problems in collecting accounts receivable;

     .  Political instability;

     .  Fluctuations in currency exchange rates; and

     . Potential adverse tax consequences that could adversely affect C2i's international operations.

Any of these factors could have a material adverse effect on C2i's business, financial conditions and results of operations.

Potential Liabilities Associated with Year 2000 Services

     C2i's Year 2000 solutions involve key aspects of its client's computer systems. A failure in a client's system could result in a claim for substantial damages against C2i, regardless of C2i's responsibility for such failure. C2i attempts to limit by contract, both with its customers and with the parties that license technology to C2i, its liability for damages arising in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liabilities set forth in its contracts would be enforceable or would otherwise protect C2i from liability for damages. There can be no assurance that C2i will be able to obtain or maintain insurance coverage for such liabilities, that such coverage will continue to be available on acceptable terms, or that such coverage will be available in amounts to cover one or more large claims. The assertion of claims against C2i that exceed available insurance coverage, or changes in C2i's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on C2i's business, financial condition and results of operation. Furthermore, litigation, regardless of its outcome, could result in substantial cost to C2i and divert management's attention from C2i's operations. Any contract liability claim or litigation against C2i could, therefore, have a material adverse effect on C2i's business, financial condition or results of operations.

Concentration of Share Ownership and Voting Power Among Directors and Officers

     The directors and officers of C2i control approximately 50.3% of the voting power and therefore have all the votes required to elect all of C2i's directors and, hence, will be able to control the affairs of C2i. In addition, the directors and officers of C2i will have a substantial portion of all the votes required to amend C2i's Certificate of Incorporation and By-laws and effect or preclude fundamental corporate transactions involving C2i, including the acceptance or rejection of any proposals relating to a merger of C2i or an acquisition of C2i by another entity, in each case without the approval of any of C2i's other stockholders.

Risk of Shares Being Characterized as Penny Stocks; Impaired Liquidity of the Shares

     The SEC has adopted regulations which define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative.

--------------------------------------------------------------------------------

Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The foregoing penny stock restrictions will not apply to the Shares if:

     .   They continue to be listed on the Nasdaq SmallCap Market;
     . Certain price and volume information is publicly available on a current and continuing basis; and,
     . C2i meets certain minimum net tangible assets or average revenue criteria.

     There can be no assurance that C2i's securities will qualify for exemption from the penny stock restrictions. If the Shares were subject to the rules on penny stocks, the market liquidity for Shares could be severely adversely affected.

ITEM 7. FINANCIAL STATEMENTS.
----------------------------

     The financial statements and related notes thereto required by this item are listed and set forth in a separate section of this report following the index to exhibits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     None.

                                   PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

     The directors and executive officers of the Company and their ages are as follows:

NAME                                      AGE                     POSITION
----                                      ---                     --------
John Anthony Whalen, Jr.                  56         Chairman of the Board of Directors;
                                                     President and Chief Executive Officer

Clyde Wooten                              56         Senior Vice President and Chief
                                                     Technology Officer

Thomas M. Hartman                         40         Senior Vice President, Sales, Marketing,
                                                     and Operations

Diane E. Hessler                          38         Vice President, Finance, Secretary and
                                                     Chief Financial Officer

Hal H. Beretz (2)                         63         Director

Kim P. Goh                                56         Director

William J. Kaffer (1)                     69         Director

James A. Lonergan (2)                     59         Director

David Tendler (1)                         61         Director

--------------------------------------------------------------------------------

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

     Mr. Hartman joined the Company in January 1999 as Senior Vice President, Sales, Marketing and Operations with 18 years of experience in management, sales, and marketing. From 1994 to 1997, he served as the Vice President of Operations at Disguise, Inc., a consumer product company. From 1991 to 1994 he held the position of both Sales and Marketing Development Manager at Waldorf, Inc., and from 1990 to 1991 he was a Senior Consultant at Deloitte & Touche. He graduated with a B.S. in Electrical Engineering from Pennsylvania State University. He also holds a M.B.A. with an emphasis in Finance and Management from the Wharton School of the University of Pennsylvania.

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

     Mr. Beretz was elected to the Board in September 1997. Mr. Beretz has been a partner in the international consulting firm of Tendler Beretz LLC since January 1985. Prior to forming Tendler Beretz LLC, Mr. Beretz served as President and Chief Operating Officer of Phibro-Salomon, Inc., currently known as Salomon, Inc., and was also a Director from May 1981 until leaving the firm in December 1984. Mr. Beretz serves on the Boards of several institutions and is active in various philanthropic organizations. Mr. Beretz holds a B.B.A. from City College of New York.

     Mr. Goh was elected to the Board in September 1997. Mr. Goh is an independent consultant. From 1993 to 1996, he was Executive Vice President of MIS at Merck/Medco. From 1988 to 1993, Mr. Goh was Senior Vice President, Head of GeoService Technology and Senior Vice President, Head of Retail

--------------------------------------------------------------------------------

Operations Division for Chemical Banking Corporation, New York. From 1970 to 1988 he held several senior executive positions at Citibank, N.A., New York, including several of Citicorp's information business subsidiaries. Mr. Goh has a B.A. from Southhampton College of Long Island University, an M.A. in Economics from the New School for Social Research, New York, and an AMP from Harvard University Business School.

     Mr. Kaffer was elected to the Board in 1998. He has served with Theodore Barry & Associates for 25 years, most recently as Managing Director. He was employed by IBM from 1956 to 1974 in a variety of sales, marketing, planning and general management positions. From 1947 to 1952 he was employed as a sales engineer by Johnson Service Company (now Johnson Controls) and as a field engineer for the architects, Voorhees, Walker, Foley & Smith. He received his B.M.E. from Marquette University.

     Dr. Lonergan was elected to the Board in 1998. Dr. Lonergan has over 30 years experience in senior management, project management, technical and financial management, and marketing of contract research and consulting engineering services. From 1969 to 1998 he was Division Manager, Group Manager, Deputy Sector Manager and Senior Vice President at SAIC, where he organized corporate marketing activities in a number of business areas, including nuclear power and waste management, environmental and permitting, marine science, and geotechnology. Dr. Lonergan holds a B.S. from Santa Clara University and a M.S. and Ph.D. from the University of Arizona.

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

     The Company's Certificate of Incorporation provides that the Board of Directors is divided into three classes. Each class of directors consists of one or two directors, who will serve for a one, two or three year period or until their successors are elected and qualified. Thereafter, directors will serve staggered three year terms. The Class I directors, whose terms will end in 2001, are Mr. Beretz and Mr. Goh; the Class II directors, whose terms will end in 1999, are Mr. Tendler and Mr. Lonergan; and the Class III directors, whose terms will end in 2000, are Mr. Whalen and Mr. Kaffer.

     Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or officers of the Company.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     With the exception of the inadvertent failure to timely file initial Form 3S by Messrs. Beretz, Frigon, Goh, Tendler, Vukmanic, Whalen, Wooten and Witt and by Ms. Hessler, which failures were subsequently corrected within a few days to the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
--------------------------------------------------------------------------------
                                      22

Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were timely met.

ITEM 10. EXECUTIVE COMPENSATION.
-------------------------------

     The following table sets forth the compensation paid by the Company during the fiscal year ended December 31, 1998 to the Company's Chief Executive Officer and the other executive officer of the Company who received total salary and bonus in excess of $100,000 during the year ended December 31, 1998.

                                            Summary Compensation Table
                                            --------------------------

                                                                             Long-Term
                                                                            Compensation
                                                                            ------------
Name and Principal Position        Year          Annual Compensation         Securities
----------------------------       ----          -------------------         Underlying          All other
                                                   Salary    Bonus             Options          Compensation
                                                   ------    -----           ----------         ------------
John Anthony Whalen, Jr.           1998           $150,000     $0             100,000                $0
    President and CEO              1997           $ 12,500     $0              62,000                $0
Clyde Wooten                       1998           $120,000     $0              91,800                $0
    Senior Vice President,         1997(1)
    Operations and CTO

 (1) Information is not required.

     The following table sets forth, as to the Company's Chief Executive Officer and the other executive officer of the Company who received total salary and bonus in excess of $100,000 during the year ended December 31, 1998 , information concerning stock options granted during the fiscal year ended December 31, 1998.


                       Option Grants in Last Fiscal Year
                       ---------------------------------

                                                   Individual Grants
                                    ------------------------------------------------------
                                                                                                          Potential Realization
                                                                                                                  Value
                                                                                                         at Assumed Annual Rates
                                      Number of        Percent of                                           of Stock Purchase
                                      Securities     Total Options                                           Appreciation for
                                      Underlying       Granted to       Exercise                              Option Term/1/
                                        Options      Employees in      Price Per      Expiration         -----------------------
          Name                          Granted       Fiscal Year        Share           Date                   5%        10%
---------------------------         -------------  ---------------     ---------     ------------        -----------    --------
John Anthony Whalen, Jr.               100,000          8%               $1.31        12/17/08              $82,149      $208,183
Clyde Wooten                            91,800          7%               $1.19        12/17/08              $68,557      $173,738

______________________________
/1/ The 5% and 10% assumed compounded annual rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants.

--------------------------------------------------------------------------------

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
   --------------------------------------------------------------------------
Values.
------

     The following table sets forth, as to the Company's Chief Executive Officer and the other executive officer of the Company who received total salary and bonus in excess of $100,000 during the year ended December 31, 1998, certain stock option information concerning the number of shares subject to both exercisable and unexercisable stock options and the value of unexercised options as of December 31, 1998. No options were exercised by the named individuals during the fiscal year ended December 31, 1998.

                                           Number of Securities                          Value of Unexercised
                                          Underlying Unexercised                         In-the-Money Options
                                        Options at Fiscal Year End                      at Fiscal Year End ($)/1/
                               ------------------------------------------     -----------------------------------------
Name                                 Exercisable         Unexercisable              Exercisable        Unexercisable
----------                         ---------------    ----------------          -------------------  ----------------
John Anthony Whalen, Jr.               31,000              131,000                       $ ----              $19,000
Clyde Wooten                           27,000              118,800                       $ ----              $28,458

_________________________

/1/ Based on the difference between the closing price of the Company's Common Stock on the Nasdaq SmallCap Market on the last trading day of fiscal 1998, which was $1.50 per share and the exercise price.
A
STOCK PLANS

     1997 Stock Option Plan. In January 1998, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan which had an initial share reserve of 82,500 shares of Common Stock (the "Option Plan"). Under the Option Plan, options may be granted to employees, including officers, consultants, advisors and directors, although only employees and directors and officers who are also employees may receive "incentive stock options" intended to qualify for certain tax treatment. The exercise price of all nonqualified stock options must equal at least 85% of the fair market value of the Common Stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan are generally immediately exercisable, vest over periods ranging from one to four years and must be exercised within ten years.

     In June 1998, the Company's stockholders approved an amendment to the Option Plan to (a) increase by 2,650,000 the maximum number of shares of the Company's Common Stock reserved for issuance under the Option Plan, (b) increase the limit on the number of share issuable on exercise of outstanding options under the Option Plan to no more than 90% of the outstanding shares of the Company's Common Stock, and (c) to limit to 100,000 the maximum number of shares for which options may be granted to any employee in any fiscal year.

     Prior to the adoption of the Option Plan, during the period from June 1997 through December 1997, the Company granted nonqualified options to purchase an aggregate of 625,000 shares of the Company's Common Stock, at exercise prices ranging from $2.50 to $5.40 per share, to employees, consultants and directors of the Company. These options vest over periods ranging from one to four years, are exercisable at various dates and expire five to ten years from the date of grant, or earlier in the even of termination of employment, directorship or consulting engagement.

     At December 31, 1998, the Company had outstanding options to purchase an aggregate of 1,590,305 shares of the Company's common stock with an average exercise price of $3.03 per share.

--------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     Directors of the Company who are not employees of the Company do not receive any compensation for attending meetings of the Board of Directors, although directors are reimbursed for their expenses in attending such meetings. From time to time, directors have received grants of options to purchase the Company's Common Stock. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors. The Company has agreed to pay to Messrs. Beretz, Goh, Kaffer, Lonergan and Tendler, certain referral fees based on sales by the Company to customers introduced to the Company by such director. See "Certain Transactions."

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

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of March 1, 1999, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the executive officers named in the tables under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.

                                                 Number of
                                            Shares Beneficially             Percentage
                Beneficial Owner                 Owned (1)             Beneficially Owned(2)
            ----------------------           -----------------         ---------------------
          John Anthony Whalen, Jr. (3)           1,530,305                42.2%
          Clyde Wooten (4)                         396,433                11.0%
          Frank Vukmanic (5)                       333,333                 9.4%
          Konrad Witt                              267,750                 7.6%
          Hal H. Beretz( 6)                         36,458                 1.0%
          David Tendler (10)                        36,458                 1.0%
          Kim P. Goh (7)                            31,615                    *
          William J. Kaffer (8)                      7,292                    *
          James A. Lonergan (9)                      7,292                    *
          All directors and executive            2,102,409                 54.4%
          officers as a group (9 persons)

__________________________________________
*  Represents less than one percent.

(1) Except pursuant to applicable community property laws or as otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(2)  Based on 3,542,171 shares of Common Stock outstanding as of March 1, 1999.

(3) Includes 81,289 shares subject to options exercisable within 60 days of March 1, 1999. Includes 266,666 held indirectly by Mr. Whalen as Trustee for the benefit of certain family members.

(4) Includes 63,600 shares subject to options exercisable within 60 days of March 1, 1999.

(5) Mr. Vukmanic was formerly the Senior Vice President, Sales and Marketing, of the Company.

(6) Includes 36,458 shares subject to options exercisable within 60 days of March 1, 1999.

(7) Includes 31,615 shares subject to options exercisable within 60 days of March 1, 1999.

(8) Includes 7,292 shares subject to options exercisable within 60 days of March 1, 1999.

(9) Includes 7,292 shares subject to options exercisable within 60 days of March 1, 1999.

--------------------------------------------------------------------------------

(10) Includes 36,458 shares subject to options exercisable within 60 days of March 1, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     During the period from January 1, 1997 to September 30, 1997, the limited liability company that was the predecessor to the Company sold Owner Units to certain of its officers, directors and holders of 5% of the outstanding equity of the Company, as described below.

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

     In July, August and September 1997, the Company agreed to pay to each of David Tendler, Hal Beretz and Kim Goh, directors of the Company, referral fees of four and one-half percent for sales by the Company that are consummated without the Company participating in a "Request for Proposal" process (an "RFP") with a customer, provided the engagement of the Company by the customer resulted from an introduction by the director, and two percent of sales by the Company that are consummated following the participation in an RFP with a customer, if the entrance of the Company in the RFP resulted from an introduction by the director. These referral fees are payable by the Company on all revenue generated from such customers during the period that the director serves as a director. In December 1998, the Company entered into similar agreements with each of James A. Lonergan and William J. Kaffer. Such fees are payable within 30 days after receipt of payment from the customer. No such fees were paid to or earned by any of these directors as of December 31, 1997. Fees totaling $5,443 were earned by Messrs, Tendler and Beretz during the year ended December 31, 1998, which fees were outstanding as of that date.

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

--------------------------------------------------------------------------------

     On September 30, 1997, the Company exchanged each Owner Unit for one share of its Common Stock, and converted options to acquire Owner Units to options to acquire Common Stock, in connection with its reorganization from a California LLC to a Delaware corporation.

     In December 1998, the Company issued to each of Messrs Lonergan and Kaffer options to purchase 87,500 shares of Common Stock of the Company at an exercise price of $1.38 per share. Such options vest in equal monthly amounts over a four year period, for as long as they remain directors.

     The Company believes that all transactions with affiliates described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company intends to submit all future transactions, including loans, between the Company and affiliates of the Company, to the Company's Board of Directors for approval by its disinterested members, to ensure that such future transactions are for a bona fide business purpose and on terms no less favorable to the Company than could be obtained from independent parties. The Company intends to maintain at least two independent directors on its Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a) Exhibits.

    Exhibit
    Number    Description of Document
    ------    -----------------------

     3.1*     Certificate of Incorporation (previously filed as an exhibit to
              C2i's Quarterly Report on Form 10-QSB filed on May 15, 1998).
     3.2*     Bylaws
     4.1*     Form of Warrant Agreement between C2i and the Warrant Agent, including the form of Warrants
     4.2*     Form of Representative Warrant
     10.1*    Form of Indemnity Agreement for officers and directors
     10.2*    Form of Stock Option Plan and Agreements thereunder
     10.3     Amendment to the C2i Solutions, Inc. 1997 Stock Option Plan
     10.4*    Form of Bridge Note and accompanying Bridge Warrant
     10.5*    Employment Agreement dated June 1, 1997 between C2i and John
              Anthony Whalen, Jr.
     10.6*    Letter Agreement dated August 4, 1997 between C2i, David Tendler and Hal Beretz
     10.7*    Letter Agreement dated August 20, 1997 between C2i and Kim P. Goh
     10.8*    Letter Agreement dated November 3, 1997 between C2i and Kim P. Goh
     10.9*    Sublease Agreement dated December 16, 1997 between C2i and Road
              Runner Sports, Inc. (previously filed as an exhibit to C2i's
              Annual Report on Form 10-KSB for the year ended December 31,
              1997.)
     10.10*   Master Services Agreement dated January 16, 1998 by and between
              C2i and United Guaranty Corporation (previously filed as an exhibit to C2i's Annual Report on Form 10-KSB for the year ended
              December 31, 1997.)
     10.11*   Letter Agreement dated May 1998 by and between C2i and Henry J.
              Frigon (previously filed as an exhibit to C2i's Quarterly Report on Form 10-QSB filed on November 13, 1998.)
     10.12*   Amendment to Employment Agreement dated July 14, 1998 by and between C2i and Diane E. Hessler

--------------------------------------------------------------------------------

    Exhibit
    Number    Description of Document
    ------    -----------------------

              (previously filed as an exhibit to C2i's Quarterly Report on Form 10-QSB filed on November 13, 1998.)
      10.13*  Letter Agreement dated December, 1998 by and between C2i and James
              A. Lonergan
      10.14* Letter Agreement dated December, 1998 by and between C2i and William J. Kaffer
      23.1    Consent of Ernst & Young LLP, Independent Auditors
      27.1    Financial Data Schedule

           ________________

         *Previously filed. Unless otherwise indicated, all previously filed exhibits were filed as exhibits to the Company's Registration Statement on Form SB-2, as amended, initially filed on November 4, 1997.

(b) Reports on Form 8-K.

On December 31, 1998, the Company filed a Current Report on Form 8-K to report its exercise of its right, pursuant to the Warrant Agreement dated February 24, 1998, by and between the Company and American Stock Transfer & Trust Company, the warrant agent for the Redeemable Warrants of the Company, to reduce the purchase price to be paid upon exercise of its outstanding Redeemable Warrants from $7.50 to $2.00 per Redeemable Warrant. Subject to compliance with applicable federal and state securities laws, each of the Company's outstanding Redeemable Warrants may be exercised by the registered holder thereof to purchase one share of the Common Stock of the Company until the earlier of (i) February 24, 2003, or (ii) the date the outstanding Redeemable Warrants are redeemed by the Company.

--------------------------------------------------------------------------------

                              C2i Solutions, Inc.
                         (a development stage company)

                         Index to Financial Statements

                                                                                              Page
                                                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........................................  F-2

Balance Sheets as of December 31, 1997 and 1998.............................................  F-3

Statements of Operations for the years ending December 31, 1997 and 1998 and for the period from Inception (September 17, 1996) through December 31, 1998........................  F-4

Statements of Stockholders' Equity (Deficit) for the periods ended December 31, 1996,
1997 and 1998...............................................................................  F-5

Statements of Cash Flows for the years ended December 31, 1997 and 1998 and for the period from Inception (September 17, 1996) through December 31, 1998...............................  F-6

Notes to Financial Statements...............................................................  F-7

                                      F-1
--------------------------------------------------------------------------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS

C2i SOLUTIONS, INC.

We have audited the accompanying balance sheets of C2i Solutions, Inc. (a development stage company) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1998 and for the period from Inception (September 17, 1996) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C2i Solutions, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 and for the period from Inception (September 17, 1996) through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has limited working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                         ERNST & YOUNG LLP

San Diego, California
February 19, 1999

                                      F-2
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                                              DECEMBER 31,        DECEMBER 31,
                                                                1997                  1998
                                                             -------------        -------------
ASSETS
Current assets:
 Cash                                                          $   298,823       $   135,954
 Short-term investment                                                ----         2,229,247
 Accounts receivable                                                  ----           116,805
 Prepaid expenses and other                                         40,702            69,475
                                                               -----------       -----------
Total current assets                                               339,525         2,551,481

Property and equipment, net                                         64,065           117,534
Deferred offering costs                                            259,906              ----
Deferred finance charges, net                                       24,412              ----
Other assets, net                                                    2,775            54,379
                                                               -----------       -----------
Total assets                                                   $   690,683       $ 2,723,394
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Bridge notes payable, net                                     $   438,397       $      ----
 Bridge notes payable to employees, net                             63,301              ----
 Current portion of capital lease obligations                        5,326             6,110
 Accounts payable                                                  247,942           136,401
 Accrued payroll and related                                        59,276            35,455
 Accrued interest payable (including $1,577 to employees)           12,500              ----
 Accrued royalty due to former stockholder                           1,345              ----
 Other current liabilities                                           3,026            28,876
                                                               -----------       -----------
Total current liabilities                                          831,113           206,842
                                                               -----------       -----------
Capital lease obligations, net of current portion                   12,251             6,146
                                                               -----------       -----------
Commitments

Stockholders' equity (deficit):
 Preferred Stock - $.001 par value; 1,000,000 shares
    authorized; no shares issued and outstanding                      ----              ----
 Common Stock - $.001 par value; 10,000,000 shares
    authorized; 2,391,338 and 3,542,171 shares issued
    and outstanding in 1997 and 1998, respectively                   2,391             3,542
 Additional paid-in capital                                      1,910,516         7,466,970
 Warrants to acquire common stock                                  108,000           223,100
 Deficit accumulated during the development stage               (1,850,776)       (4,953,906)
 Deferred compensation                                            (322,812)         (229,300)
                                                               -----------       -----------
Total stockholders' equity (deficit)                              (152,681)        2,510,406
                                                               -----------       -----------
Total liabilities and stockholders' equity (deficit)           $   690,683       $ 2,723,394
                                                               ===========       ===========

See accompanying notes.

                                      F-3
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                                (SEPTEMBER 17,
                                                                 YEAR ENDED              YEAR ENDED              1996) THROUGH
                                                                DECEMBER 31,            DECEMBER 31,             DECEMBER 31,
                                                                    1997                    1998                     1998
                                                                ------------            ------------            --------------
Revenues:
  Products                                                       $      32,250            $      76,800           $      118,848
  Services                                                              47,033                  573,017                  620,050
                                                                --------------           --------------           --------------
Total revenues                                                          79,283                  649,817                  738,898
                                                                --------------           --------------           --------------
Cost of revenues:
  Products:
       Customers                                                        10,613                   54,239                   64,852
       Former stockholder                                               11,352                      ---                   17,652
  Services                                                              24,929                  242,446                  267,375
                                                                --------------           --------------           --------------
Total cost of revenues                                                  46,894                  296,685                  349,879
                                                                --------------           --------------           --------------

Gross profit                                                            32,389                  353,132                  389,019
Selling, general and administrative expenses                         1,810,623                2,874,866                4,733,325
                                                                --------------           --------------           --------------

Operating loss                                                      (1,778,234)              (2,521,734)              (4,344,306)
Interest and dividend income                                              ----                 (220,728)                (220,728)
Interest expense                                                        21,699                   21,827                   43,526
Interest expense to employees                                            3,105                      ---                    3,105
Loss realized on sale of short-term investments                            ---                  654,761                  654,761
Other expense                                                              ---                  120,196                  120,196
                                                                --------------           --------------           --------------

Loss before income taxes                                            (1,803,038)              (3,097,790)              (4,945,166)
Provision for income taxes                                               3,400                    5,340                    8,740
                                                                --------------           --------------           --------------
Net loss                                                         $  (1,806,438)           $  (3,103,130)          $   (4,953,906)
                                                                ==============           ==============           ==============

Loss per share (basic and diluted)                               $       (1.03)           $       (0.92)
                                                                ==============           ==============

Shares used in computing loss per share                              1,753,141                3,360,493
                                                                ==============           ==============

See accompanying notes.

                                      F-4
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                               COMMON STOCK
                                                       -----------------------------                                 WARRANTS
                                                                                              ADDITIONAL            TO ACQUIRE
                                                            SHARES       Amount            PAID-IN CAPITAL         COMMON STOCK
                                                       ------------    ------------     -------------------       --------------
Balance at Inception, September 17, 1996                       ----      $  ----            $     ----              $   ----
Issuance of common stock for cash and
capital subscriptions receivable                          1,050,000        1,050               156,450                  ----
Net loss and comprehensive loss                                ----         ----                  ----                  ----
                                                          ---------     --------            ----------              --------
Balance at December 31, 1996                              1,050,000        1,050               156,450                  ----
Issuance of common stock for cash and
 capital subscriptions receivable                         1,333,332        1,333             1,398,666                  ----
Issuance of common stock for services
 rendered                                                     8,006            8                 9,075                  ----
Deferred compensation                                          ----         ----               346,325                  ----
Issuance of warrants                                           ----         ----                  ----               108,000
Net loss and comprehensive loss                                ----         ----                  ----                  ----
                                                          ---------     --------            ----------              --------
Balance at December 31, 1997                              2,391,338        2,391             1,910,516               108,000
Issuance of common stock and warrants                     1,150,000        1,150             5,556,157               115,100
Exercise of common stock options                                833            1                 2,082                  ----
Deferred compensation                                          ----         ----                (1,785)                 ----
Net loss and comprehensive loss                                ----         ----                  ----                  ----
                                                          ---------     --------            ----------              --------
Balance at December 31, 1998                              3,542,171       $3,542            $7,466,970              $223,100
                                                          =========     ========            ==========              ========

                                                           DEFICIT
                                                         ACCUMULATED                             TOTAL
                                                          DURING THE                          STOCKHOLDERS'
                                                         DEVELOPMENT           DEFERRED          EQUITY
                                                            STAGE            COMPENSATION      (DEFICIT)
                                                       ---------------    -----------------   ------------
Balance at Inception, September 17, 1996               $       ----         $      ----         $     ----
 Issuance of common stock for cash and
 capital subscriptions receivable                              ----                ----            157,500
 Net loss and comprehensive loss                            (44,338)               ----            (44,338)
                                                         -----------           ---------        ----------
 Balance at December 31, 1996                               (44,338)               ----            113,162
  Issuance of common stock for cash and
     capital subscriptions receivable                          ----                ----          1,399,999
  Issuance of common stock for services
   rendered                                                    ----                ----              9,083
  Deferred compensation                                        ----            (322,812)            23,513
  Issuance of warrants                                         ----                ----            108,000
  Net loss and comprehensive loss                        (1,806,438)               ----         (1,806,438)
                                                        -----------           ---------         ----------
  Balance at December 31, 1997                           (1,850,776)           (322,812)          (152,681)
  Issuance of common stock and warrants                        ----                ----          5,672,407
  Exercise of common stock options                             ----                ----              2,083
  Deferred compensation                                        ----              93,512             91,727
   Net loss and comprehensive loss                       (3,103,130)               ----         (3,103,130)
                                                        -----------           ---------        -----------
  Balance at December 31, 1998                          $(4,953,906)          $(229,300)       $ 2,510,406
                                                        ===========           =========        ===========

See accompanying notes.

                                       F-5
-------------------------------------------------------------------------------
                                       34

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATMENTS OF CASH FLOWS

                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                  (SEPTEMBER 17,
                                                               YEAR ENDED                 YEAR ENDED               1996) THROUGH
                                                               DECEMBER 31,               DECEMBER 31,              DECEMBER 31,
                                                                  1997                       1998                      1998
                                                              -------------             ----------------       -------------------
OPERATING ACTIVITIES
Net loss                                                        $(1,806,438)              $(3,103,130)            $(4,953,906)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Depreciation and amortization                                      24,556                    86,333                 115,107
  Amortization of deferred compensation                              23,513                    91,727                 115,240
  Non-cash compensation and other expenses                        1,198,370                   111,950               1,310,320
  Loss realized on sale of short-term
   investments                                                         ----                   654,761                 654,761
  Changes in operating assets and liabilities:
   Accounts receivable                                                9,797                  (116,805)               (116,805)
   Prepaid expenses and other                                       (38,879)                  (28,773)                (69,475)
   Accounts payable                                                 244,987                  (111,541)                136,401
   Accrued payroll and related                                       58,134                   (23,821)                 35,455
   Accrued interest payable                                          12,500                   (12,500)                    ---
   Accrued royalty due to former stockholder                        (4,955)                   (1,345)                    ---
   Other current liabilities                                          3,026                    25,850                  28,876
                                                                -----------               -----------            ------------
Net cash used for operating activities                             (275,389)               (2,427,294)             (2,744,026)
                                                                -----------               -----------            ------------

INVESTING ACTIVITIES
Purchases of short-term investments                                     ---                (4,000,000)             (4,000,000)
Proceeds from sales of short-term investments                           ---                 1,115,992               1,115,992
Purchases of property and equipment, net                            (39,400)                 (129,038)               (190,071)
Other assets                                                         (2,805)                  (51,604)                (55,804)
                                                                -----------               -----------             ------------
Net cash used for investing activities                              (42,205)               (3,064,650)             (3,129,883)
                                                                -----------               -----------             ------------

FINANCING ACTIVITIES
Proceeds from initial public offerings, net of
deferred offering costs                                            (259,906)                5,932,313               5,672,407
Proceeds from issuance of common stock                              200,000                     2,083                 262,083
Proceeds from issuance of Bridge Notes and warrants                 600,000                       ---                 600,000
Repayment of Bridge Notes payable                                      ----                  (600,000)               (600,000)
Repayment of capital lease obligations                                 (698)                   (5,321)                 (6,019)
Deferred finance charges                                            (26,820)                      ---                 (26,820)
Advance from former stockholder                                         586                       ---                  45,586
Repayment of advance from former stockholder                        (10,712)                      ---                 (34,874)
Collection of capital subscriptions receivable from stockholders     97,500                       ---                  97,500
                                                                -------------             ------------           -------------
Net cash provided by financing activities                           599,950                 5,329,075               6,009,863
                                                                -------------             ------------           -------------

Net increase in cash                                                282,356                  (162,869)                135,954
Cash at beginning of period                                          16,467                   298,823                    ----
                                                               --------------             ------------         --------------
Cash at end of period                                           $   298,823               $   135,954             $   135,954
                                                               ==============             ============         ==============

SUPPLEMENTAL DISCLOSURES NON-CASH FINANCING
 ACTIVITIES:
Capital subscriptions receivable from
 stockholders                                                    $  100,000               $       ---             $   197,500
Equipment acquired under capital lease
 obligations                                                         18,276                       ---                  18,276
OTHER CASH FLOW INFORMATION:
Interest paid                                                           198                    23,563                  23,761
Income taxes paid                                                     2,400                     1,824                   4,224

  See accompanying notes.

                                       F-6
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

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

The Company is a provider of information technology consulting services. Its consulting solutions span a wide variety of platforms, languages and services, from client-server to mainframe, from assessment and remediation, to testing and re-implementation. The Company's approach utilizes a mix of hands-on work by highly experienced technical staff along with "best of breed" tools, and focused project management. The desired result for the Company's clients is reduced project cycle time, lower costs and improved productivity.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of December 31, 1998, the Company has not realized significant revenues and therefore, is considered to be in the development stage.

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

Fiscal Year End
---------------

The Company's fiscal year end is December 31.

Fair Value of Financial Instruments
-----------------------------------

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate fair value of all financial instruments included on its balance
sheets at December 31, 1997 and 1998.   The Company's financial instruments
consist of cash, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities, capital lease obligations and Bridge Notes payable, (none of which are held or issued for trading purposes). The carrying amounts of these instruments at December 31, 1997 and 1998, except for short-term investments (See Note 2) approximate their fair values because of the relatively short maturity of these instruments.

                                      F-7
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)
---------------------------

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive loss in the Statements of Stockholders' Equity (Deficit). Comprehensive income
(loss) is defined as the change in stockholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 1997 and 1998 the Company did not have any components of comprehensive income (loss) as defined in SFAS No. 130.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk include short-term investments and accounts receivable. Credit is extended based on an evaluation of the customer's financial condition and generally, collateral is not required. The Company from time to time maintains a substantial portion of its short-term investments in money market accounts with one financial institution. The Company invests its excess cash in a mutual fund that holds debt instruments of corporations. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. In 1998, the Company experienced realized and unrealized losses on its short-term investments. (Note 2)

Significant Customers
---------------------

Revenue from three domestic customers accounted for 62%, 19% and 10%, respectively, of the Company's total revenue for the year ended December 31, 1997, none of which was outstanding at December 31, 1997. Revenue from two domestic customers accounted for 73% and 19%, respectively of the Company's total revenue for the year ended December 31, 1998. At December 31, 1998, 68% of the total accounts receivable balance relates to the Company's largest customer; one other customer represents 32% of the total accounts receivable balance.

Significant Suppliers
---------------------

Purchases from three suppliers, one of whom is a former stockholder, accounted for 60%, 24% and 15% of the Company's total cost of revenues for the year ended December 31, 1997. At December 31, 1997, $1,345 of these costs were outstanding and have been included in accrued royalty due to former stockholder in the accompanying balance sheets.

Purchases from two suppliers accounted for 21% and 11% of the Company's total cost of revenues for the year ended December 31, 1998. At December 31, 1998, $10,308 of these costs were outstanding and have been included in accounts payable in the accompanying balance sheets.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalent.

Short-Term Investments
----------------------

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

                                      F-8
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations.

Property and Equipment
----------------------

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments at the inception of the lease. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or lease terms of the property and equipment which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the underlying lease agreement, which is six months.

Deferred Offering Costs
-----------------------

The Company has deferred certain legal, accounting, and other costs incurred during 1997 associated with its initial public offering. These items are stated at cost and were netted with the proceeds of the offering upon its completion, in February 1998 (See Note 5).

Deferred Finance Charges
------------------------

The Company incurred certain costs totaling $26,820 in 1997, in connection with a Bridge Financing, which it has capitalized. These charges were stated at cost, and were being charged to expense using the interest method over the term of the Bridge Notes (approximately 24 months). Amortization expense was $2,408, $2,141 and $4,549 for the years ended December 31, 1997 and 1998, and for the period from Inception (September 17, 1996) through December 31, 1998, respectively, and has been included in interest expense in the accompanying statements of operations. Accumulated amortization totaled $2,408 at December 31, 1997. In 1998, in connection with the retirement of the Bridge Notes, the unamortized deferred finance charge balance of $22,271 was charged to other expense in the accompanying statements of operations.

Discount on Bridge Notes Payable
--------------------------------

In 1997, the Company recorded a discount of $108,000 on the Bridge Notes it issued in connection with a Bridge Financing. This discount was being amortized using the interest method over the term of the Bridge Notes (approximately 24 months). Amortization expense was $9,698, $8,623 and $18,321 for the years ended December 31, 1997 and 1998, and for the period from Inception (September 17, 1996) through December 31, 1998, respectively, and has been included in interest expense in the accompanying statements of operations. Accumulated amortization totaled $9,698 of December 31, 1997. In 1998, in connection with the retirement of the Bridge Notes, the unamortized debt discount balance of $89,679 was charged to other expense in the accompanying statements of operations.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

                                      F-9
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------

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

Accounting for Stock-Based Compensation
---------------------------------------

Awards by the Company of stock options are accounted for in accordance with Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (See Note 5).

Income Taxes
------------

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

Effective with its change to a "C" corporation, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Loss Per Share
--------------

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings (loss) per share amounts for all periods presented have been restated to conform to the SFAS 128 requirements.

                                      F-10
--------------------------------------------------------------------------------

                              C2i Solutions,Inc.
                         (a development stage company)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share (continued)
--------------------------

                                           Year Ended         Year Ended
                                          December 31,       December 31,
                                              1997               1998
                                        -----------------  -----------------
Numerator:
  Net loss and numerator for EPS         $ (1,806,438)       $ (3,103,130)
                                        -----------------  -----------------
Denominator:
  Weighted average shares and
     denominator for EPS                    1,753,141           3,360,493
                                        -----------------  -----------------

Loss per share (basic and diluted)       $      (1.03)       $      (0.92)
                                        =================  =================

The above calculations do not reflect any potential shares relating to options or warrants totaling 1,225,000 and 3,540,305 in 1997 and 1998, respectively, due to the Company's losses for these periods. The assumed issuance of any additional shares would be anti-dilutive.

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". This standard defines segments of an enterprise as the components of the company whose operations are reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. It requires disclosures about products and services, geographic areas and major customers. The Company adopted this standard during 1998 and determined that it operated in one segment. Implementation of this standard did not affect the Company's financial position or results of operations.

2.  SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 1998 are summarized as follows:

                                                Gross
                            Revised           Unrealized
                              Cost               Loss            Fair Value
                           ----------         ----------         ----------
Mutual Funds               $2,229,247         $    -             $2,229,247

The Company realized losses of $161,098 on short-term investments during the year ended December 31, 1998. In addition, the Company included declines in fair value totaling $493,663 in its statements of operations in 1998 that were judged to be other than temporary. The Company sold all short-term investments subsequent to December 31, 1998 and realized additional losses totaling $48,545 on disposition. (See Note 8)

                                      F-11
-------------------------------------------------------------------------------

                              C2i Solutions, Inc.
                         (a development stage company)


3.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                    Estimated
                                                   useful lives                      December 31,
                                                                      ----------------------------------------
                                                      (Years)                 1997                  1998
                                               ------------------     ------------------    ------------------
Equipment                                               3-7                $ 49,347              $ 98,904
Furniture and fixtures                                 .5-7                  29,962               109,443
                                                                      ------------------    ------------------
                                                                             79,309               208,347
Accumulated depreciation and amortization                                   (15,244)              (90,813)
                                                                      ------------------    ------------------
                                                                           $ 64,065              $117,534
                                                                      ==================    ==================

At December 31, 1997 and 1998 gross equipment under capital leases totaled $18,276 and $13,983, respectively, with related accumulated depreciation of $834 and $3,760, respectively. This equipment was subject to related capital lease obligations of $17,577 and $12,256 at December 31, 1997 and 1998, respectively. (See Note 6).

Depreciation expense was $11,096, $75,569 and $90,813 for the years ended December 31, 1997 and 1998 and for the period from Inception (September 17,
1996) through December 31, 1998, respectively, including equipment under capital leases.

4.  BRIDGE FINANCING

In October 1997, the Company completed a Bridge Financing in which it sold, to 36 accredited investors, an aggregate of $600,000 face value, unsecured promissory notes ("Bridge Notes") and 600,000 warrants ("Bridge Warrants") and received net proceeds of $573,180, after expenses of the offering. For financial statement purposes, the Bridge Financing has been allocated $108,000 to warrants, $492,000 to Bridge Notes payable and $26,820 to deferred finance charges (See Notes 1 and 5).

The Bridge Notes were payable, together with interest at the rate of 10% per annum, on the earlier of September 30, 1999 or the closing of an initial public offering. The Bridge Warrants entitle the holders thereof to purchase, during the one-year period beginning February 24, 1999, one share of common stock at a purchase price of $4.00 per share. The $134,820 of combined debt discount and deferred finance charges were being charged to expense using the interest method over the term of the Bridge Notes (approximately 24 months).

The bridge investors included four former employees of the Company, one of whom was an executive officer of the Company. The face value of the Bridge Notes payable to these four individuals totaled $75,704.

Bridge Notes payable consisted of the following at December 31, 1997:

                                                          Unrelated                   Former
                                                            Third                  Employees and
                                                           Parties                   Officers              Total
                                                         ------------              -------------         -----------
         Face value of Bridge Notes payable                 $524,296                    $ 75,704           $ 600,000
         Less Debt Discount:
         Original debt discount                              (94,373)                    (13,627)           (108,000)
         Accumulated amortization                              8,474                       1,224               9,698
                                                      --------------                -------------        -------------
         Net Debt Discount                                   (85,899)                    (12,403)            (98,302)
                                                      --------------                -------------        -------------
         Bridge Notes payable, net                          $438,397                    $ 63,301           $ 501,698
                                                      ==============                =============        =============

                                      F-12
--------------------------------------------------------------------------------

                              C2i Solutions, Inc.
                         (a development stage company)

4.  BRIDGE FINANCING (CONTINUED)

Interest expense related to the Bridge Financing included amortization of the debt discount ($9,698) and deferred finance charges ($2,408), plus accrued interest ($12,500) and totaled $24,606 for the year ended December 31, 1997. Interest expense related to the Bridge Financing includes amortization of the debt discount ($8,623) and deferred finance charges ($2,141) plus accrued interest ($8,913) and totaled $19,677 for the year ended December 31, 1998. The effective interest rate on the Bridge Notes payable was 20.27%.

In February 1998, the Company completed its initial public offering and repaid the Bridge Notes including all interest accrued thereon. In connection with this retirement, the Company recognized a loss of $111,950 which represents the unamortized balances of deferred finance charges ($22,271) and debt discount ($89,679), which is included in other expense in the accompanying statements of operations.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

Description of Capital Stock
----------------------------

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

Warrants. The holder of each warrant issued in connection with the initial public offering ("Warrant") is entitled, upon payment of the exercise price of $2.00, to purchase one share of Common Stock. At December 31, 1998, the original exercise price of the warrants ($7.50) was adjusted to $2.00 per share in accordance with the agreement which required a reduction of the original exercise price by $.25 per share for every $200,000 that the Company's pre-tax earnings from operations for the year ending December 31, 1998 were less than $3,000,000 but in no event was the reduction to result in an exercise price of less than $2.00 per share. Unless previously redeemed, the Warrants are exercisable at any time during the four year period commencing February 24, 1999, provided that at such time a current prospectus relating to the underlying Common Stock is in effect and the underlying shares of Common Stock are qualified for sale or exempt from qualification under applicable state securities laws. The Warrants are subject to redemption, as described below. The Warrants expire on February 24, 2003.

Redemption. Commencing February 24, 1999, the Warrants are subject to redemption by the Company, on not less than 30 days written notice, at a price of $.01 per Warrant, if the closing bid price of the Common Stock is at least 150% of the then current exercise price of the Warrants for any 20 consecutive business days ending on the third day prior to the date on which the notice of redemption is given. Holders of Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Warrants unless the Warrants are exercised before the close of business on the business day immediately prior to the date set for redemption. All of the outstanding Warrants, except for the underwriter's warrants, must be redeemed if any of that class are redeemed.

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

Underwriter's Warrants. The Company agreed to grant to the underwriter, upon the closing of it's initial public offering in February 1998, warrants ("Underwriter's Warrants") to purchase up to 100,000 shares of Common Stock and/or 100,000 Warrants. These shares and Warrants will be identical to the shares and Warrants offered to the public. The

                                     F-13
--------------------------------------------------------------------------------

                              C2i Solutions,Inc.
                         (a development stage company)

  5. STOCKHOLDER'S EQUITY (DEFICIT) (CONTINUED)

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

                                      F-14
--------------------------------------------------------------------------------

                             C2i Solutions, Inc.
                         (a development stage company)

5.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Capital Transactions
--------------------

In 1996, the Company issued 1,050,000 shares of Common Stock to three individuals. In accordance with the Operating Agreement (the "Agreement"), these individuals were required to contribute total capital of $157,500, of which $60,000 had been received by the Company as of December 31, 1996. The Company recorded the remaining $97,500 to be received as capital subscriptions receivable in the accompanying balance sheet. The subscription amounts were received in January 1997.

In June 1997, the Company issued an additional 1,333,332 shares of Common Stock to existing and new stockholders. In exchange for these shares, the Company received a $100,000 cash payment and $100,000 was recorded as capital subscriptions receivable. These subscription amounts were received $50,000 in August 1997, and $50,000 in September 1997. The Company recognized $1,199,999 of compensation expense, which is included in selling, general and administrative expenses in the accompanying statement of operations, related to the issuance of these shares, representing the difference between the deemed value of the shares of Common Stock and the cash consideration received.

In addition, from June 1997 to September 30, 1997, the Company issued 8,006 shares of Common Stock valued at $9,083 to consultants in exchange for services received.

In March 1998, the Company issued 833 shares of its Common Stock to a former employee of the Company for total cash consideration of $2,083 as a result of the exercise of stock options.

Initial Public Offering
-----------------------

In February 1998, the Company completed an initial public offering of 1,000,000 shares of Common Stock and 1,150,000 Warrants (which included 150,000 Warrants pursuant to the underwriter's over-allotment option) of the Company. The Company received net proceeds of $5,365,150, after deducting an underwriting discount of 10% of the gross proceeds of the offering and a non-accountable expense allowance of 3% of the gross proceeds of the offering, and before deducting expenses of $475,743 related to the offering (net of $45,000 previously paid by the Company).

In March 1998, the underwriter exercised its over-allotment option with respect to 150,000 shares of Common Stock of the Company. The Company received additional net proceeds of $783,000, after deducting an underwriting discount of 10% of the gross proceeds of the offering and a non-accountable expense allowance of 3% of the gross proceeds of the offering.

Common Stock Reserved For Future Issuance
-----------------------------------------

At December 31, 1998, the Company had an aggregate of 5,113,500 shares of Common Stock reserved for future issuance as follows:


                                                          Number of Shares
                                                         --------------------
    Existing stock options                                     1,590,305
    1997 Stock Option Plan                                     1,573,195
    Bridge Warrants                                              600,000
    Initial Public Offering:
     Common Stock and Warrants                                 1,150,000
     Underwriter's Warrants (Common Stock and Warrants)          200,000
                                                         --------------------
                                                               5,113,500
                                                         ====================

                                     F-15
--------------------------------------------------------------------------------

                             C2i Solutions, Inc.
                         (a development stage company)

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Stock Plan
----------

In January 1998, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan ("Option Plan"), which had an initial share reserve of 82,500 shares of Common Stock. Under the Option Plan, options may be granted to employees, including officers, consultants, advisors and directors, although only employees and directors and officers who are also employees may receive "incentive stock options" ("ISO's") intended to qualify for certain tax treatment. The exercise price of all nonqualified stock options ("NSO's") must equal at least 85% of the fair market value of Common Stock on the date of grant, and the exercise price of incentive stock options must be no less than the fair market value on the date of grant. Options granted under the Option Plan are generally immediately exercisable, vest over periods ranging from one to four years and must be exercised within ten years.

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

Stock Options
-------------

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

                                     F-16
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (a development stage company)

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The following table summarizes certain information regarding stock options during the year ended December 31, 1998:

                                                                                     Weighted average
                                                           Shares                     exercise price
                                                       -------------                ------------------

          Outstanding at beginning of year                   625,000                    $        2.96
          Granted                                          1,259,305                             3.57
          Exercised                                             (833)                            2.50
          Forfeited                                         (293,167)                            5.19
                                                       -------------                    -------------

          Outstanding at end of year                       1,590,305                    $        3.03
                                                       =============                    =============

          Options exercisable at end of year                 218,122                    $        3.52
                                                       =============                    =============

The following summarizes information regarding options outstanding at December 31, 1998:

                        Options Outstanding                                                 Options Exercisable
                     --------------------------                                        ---------------------------
                          Weighted                                                          Weighted
                          average         Weighted                                          average       Weighted
                         remaining        average        Exercise                          remaining      average       Exercise
        Number          contractual       exercise        price             Number        contractual     exercise       price
      Outstanding       life (years)       price          range           Exercisable     life (years)     price         range
-------------------------------------------------------------------       --------------------------------------------------------
        723,305             9.4           $1.27        $1.19-$2.00           2,111            9.9         $1.34        $1.19-$2.00
        471,000             8.0           $2.55        $2.50-$3.38         164,198            8.6         $2.51        $2.50-$3.38
        145,500             6.3           $5.56        $5.13-$6.50          19,420            6.7         $5.60        $5.13-$6.50
        250,500             1.7           $7.55        $7.38-$8.38          32,392            2.2         $7.57        $7.38-$8.38

In accordance with APB 25, the Company recognized $23,513, $91,727 and $115,240 of compensation expense during the years ended December 31, 1997 and 1998, and for the period from Inception (September 17, 1996) through December 31, 1998, respectively, related to the grant of options, as the exercise price of options granted was below the deemed fair value on the date of grant. Had compensation cost related to the options been determined based upon the fair value of options at their grant dates, as prescribed in SFAS 123, the Company's net loss would have been as follows:

                                                                                  Period From
                                                                                   Inception
                              Year Ended               Year Ended                   through
                             December 31,             December 31                December 31,
          As Reported            1997                    1998                        1998
          -------------     ---------------       ----------------------------------------------
          Total               $(1,806,438)                $(3,103,130)               $(4,953,906)
          Per Share           $     (1.03)                $     (0.92)                      ----

          As Adjusted
          -------------
          Total               $(1,819,999)                $(3,568,622)               $(5,432,959)

          Per Share           $     (1.04)                $     (1.06)

                                     F-17
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The fair value of options at date of grant was estimated using the minimum value method for all options granted from Inception (September 17, 1996) through February 13, 1998, the date the Company became a public reporting entity. The fair value of options at date of grant for all options granted subsequent to February 13, 1998 was estimated using the Black-Scholes method. The following weighted average assumption were used:

                                                                                                          Year Ended
                                                                                                         December 31,
                                                                                                     1997          1998
                                                                                                     ----          ----
Expected life (years)................................................................................4.0 to 5.0.   4.0 to 5.0.
Risk-free interest rate..............................................................................5.5%          4.75% to 5.50%
Dividend yield.......................................................................................0.0%          0.0%

Fair value of option grants -- exercise price less than the fair value of the related stock..........$1.55         $0.00
Fair value of option grants -- exercise price equal to the fair value of the related stock...........$0.00         $2.54
Fair value of option grants -- exercise price greater than the fair value of the related stock.......$0.00         $0.84
Expected volatility..................................................................................N/A           1.0

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results applying the provisions of SFAS 123 are not representative of pro forma results for future years.

6. COMMITMENTS

Licensing Agreements
--------------------

In 1996, the Company entered into an exclusive technology licensing agreement with a former stockholder through which it obtained world-wide marketing rights to certain software products sold by the Company. Under this agreement, the Company was obligated to pay a royalty on sales of the product ranging from 50% to 70%. The accompanying balance sheets include $1,345 of accrued royalties due under this agreement at December 31, 1997. In 1997, the Company terminated this licensing agreement and no longer uses these software products.

Subsequent to December 31, 1996, the Company entered into several non-exclusive license agreements. These agreements generally allow the Company to utilize and resell to its customers certain software products, in exchange for royalty payments by the Company which generally range from 10% to 50%.

Obligations Under Capital Leases
--------------------------------

During the year ended December 31, 1997, the Company entered into agreements to lease certain computer and office equipment under lease agreements which are classified as capital leases. The lease terms are for thirty-six month periods, with minimum lease payments as follows as of December 31, 1998:

       Year Ending December 31:
       1999                                                  $      7,447
       2000                                                         6,551
                                                             ----------------
                                                                   13,998
       Less amount representing interest                           (1,742)
       Less current portion of capital lease obligations           (6,110)
                                                             ----------------
       Capital lease obligations, net of current portion     $      6,146
                                                             ================

                                     F-18
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)


6. COMMITMENTS (CONTINUED)

These obligations are collateralized by the related equipment, which had a net value of $17,442 and $10,223 at December 31, 1997 and 1998, respectively. (See
Note 3).

Operating Lease Commitments
---------------------------

The Company leases its office facilities and certain computer equipment under lease agreements which are classified as operating leases. At December 31, 1998, future minimum payments under these noncancelable operating leases total $11,491, all of which is to be paid in 1999.

Rent expense totaled $30,779, $191,546, and $227,968 for the years ended December 31, 1997 and 1998, and for the period from Inception (September 17,
1996) through December 31, 1998, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1998 are shown below. At December 31, 1998, a valuation allowance of $ 1,379,000 has been recognized to offset the amount of net deferred tax assets, as realization of such assets is uncertain.

                                                   December 31, 1997         December 31, 1998
                                                 --------------------      --------------------
          Deferred tax assets:
            Net operating loss carryforward      $     137,000             $    1,110,000
            Other, net                                   9,000                    269,000
                                                 --------------------      --------------------
          Total deferred tax assets                    146,000                  1,379,000
          Valuation allowance                         (146,000)                (1,379,000)
                                                 --------------------      --------------------
          Net deferred tax asset                 $         ----            $         ----
                                                 ====================      ====================

Significant components of the provision for income taxes attributable to continuing operations are as follows:


          Current:                              December 31, 1997           December 31, 1998
                                              ---------------------       ---------------------
            Federal                           $        ----               $       ----
            State                                      3,400                     5,340
                                              ---------------------       ---------------------
                                                       3,400              $      5,340
                                              =====================       =====================

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is as follows:

                                                               1997                    1998
                                                         -----------------       -----------------
          Loss before income taxes at statutory rate     $     613,000           $  1,239,000
          Loss of LLC through September 30,
            1997,  not subject to taxes                       (487,000)                  ----
          Permanent differences                                 20,000                 (6,000)
          Change in deferred tax asset valuation              (146,000)            (1,233,000)
           allowance
          State income taxes                                     3,400                  5,340
                                                         -----------------       -----------------

                                                         $       3,400           $      5,340
                                                         =================       =================

                                     F-19
--------------------------------------------------------------------------------

                              C2I SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)


7. INCOME TAXES (CONTINUED)

At December 31, 1998, the Company had federal and California tax net operating loss carryforwards of approximately $2,770,000. These federal and California tax net operating loss carryforwards begin expiring in 2012 and 2002, respectively, unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

8. SUBSEQUENT EVENTS (UNAUDITED)


Short-term Investment
---------------------

Subsequent to December 31, 1998, the Company sold the entire balance of the short-term investment it held at December 31, 1998 and realized additional losses totaling $48,545 in 1999. The Company received net proceeds aggregating $2,180,702. The Company has invested the proceeds from the sale of this short-term investment in fully-insured, money market accounts and short-term U.S. government treasury bills.

Restructuring
-------------

In March 1999, the Company's Board of Directors approved a plan of reorganization. The Company estimates changes associated with the reorganization will approximate $15,000 and will consist primarily of costs associated with office closings. The Company expects to record these charges in the quarter ending March 31, 1999.

C2i has reorganized to focus its primary business on providing new IT solutions for its existing and new clients. C2i's senior management team has extensive experience with Internet, e-Business and legacy transformation solutions. C2i is currently a business partner with IBM, Sun and Oracle. As a key part of this business restructuring, C2i intends to establish additional partnerships and actively pursue mergers and acquisitions to strengthen its offerings or to otherwise enhance stockholder value.

C2i intends to complete existing Y2k contracts but will not actively pursue new Y2k engagements. As a result of this strategic realignment and restructuring, approximately 14 positions will be eliminated at headquarters in San Diego and field offices in Atlanta, Chicago, New York, and Paris.

                                     F-20
--------------------------------------------------------------------------------

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 25th day of March, 1999.


                                    C2i SOLUTIONS, INC.


                                    By:      /s/ JOHN ANTHONY WHALEN, JR.
                                       -----------------------------------------
                                           John Anthony Whalen, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


     In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                       Title                                Date
            ----------                       -----                                ----
/s/ JOHN ANTHONY WHALEN, JR.       Chief Executive Officer and             March 25, 1999
----------------------------
    John Anthony Whalen, Jr.       Director (Principal Executive
                                   Officer)


/s/   DIANE E. HESSLER             Chief Financial Officer                 March 25, 1999
----------------------------
      Diane E. Hessler             (Principal Financial and
                                   Accounting Officer)

/s/   HAL H. BERETZ
----------------------------
      Hal H. Beretz                Director                                March 25, 1999

/s/   KIM P. GOH
----------------------------
      Kim P. Goh                   Director                                March 25, 1999

/s/   WILLIAM J. KAFFER
----------------------------
      William J. Kaffer            Director                                March 25, 1999

/s/   JAMES A. LONERGAN
----------------------------
      James A. Lonergan            Director                                March 25, 1999

/s/   DAVID TENDLER
----------------------------
      David Tendler                Director                                March 25, 1999

--------------------------------------------------------------------------------
                                      50