Form 10QSB
period 1999-03-31
C2I SOLUTIONS INC
filed 1999-05-14
CIK 1048135

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB
                                  (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ____________ to ____________ .

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   [X]         NO   [_]

The number of shares outstanding of the Issuer's Common Stock, $0.001 par value, was 3,542,171 as of May 10, 1999.

          Transitional Small Business Disclosure Format (check one):

                        YES   [_]         NO   [X]

                              C2i SOLUTIONS, INC.
                             REPORT ON FORM 10-QSB


                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Balance Sheets as of March 31, 1999
           (Unaudited) and December 31, 1998 (Unaudited)                     3

           Condensed Statements of Operations for the three months
           ended March 31, 1999 and 1998 (Unaudited) and for the period
           from Inception through March 31, 1999 (Unaudited)                 4

           Condensed Statements of Stockholders' Equity (Deficit) for the periods ended December 31, 1997 and 1998 (Unaudited) and
           March 31, 1999 (Unaudited)                                        5

           Condensed Statements of Cash Flows for the three months ended
           March 31, 1999 and 1998 (Unaudited), and for the period
           from Inception through March 31, 1999 (Unaudited)                 6

           Notes to Condensed Financial Statements (Unaudited)               7

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         9


PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds                        12

ITEM 5.    Other Information                                                12

ITEM 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  13

                         PART I: FINANCIAL INFORMATION

ITEM 1:    Financial Statements

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                           Condensed Balance Sheets

                                                                  March 31,       December 31,
                                                                    1999              1998
                                                                -----------       ------------
                                                                (Unaudited)          (Note)
Assets
Current Assets:
   Cash and cash equivalents                                    $ 1,684,991       $   135,954
   Short-term investment                                               ----         2,229,247
   Accounts receivable, net                                         177,209           116,805
   Prepaid expenses and other                                        77,169            69,475
                                                                -----------       -----------
Total current assets                                              1,939,369         2,551,481

Property and equipment, net                                          92,405           117,534
Other assets, net                                                    39,420            54,379
                                                                -----------       -----------
Total assets                                                    $ 2,071,194       $ 2,723,394
                                                                ===========       ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                             $   124,819       $   136,401
   Accrued payroll and related                                       23,011            35,455
   Current portion of capital lease obligations                       6,336             6,110
   Other current liabilities                                         52,415            28,876
                                                                -----------       -----------
Total current liabilities                                           206,581           206,842
                                                                -----------       -----------
Capital lease obligations, net of current portion                     4,465             6,146
                                                                -----------       -----------
Stockholders' Equity:
   Preferred Stock- $ .001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                        --                --
   Common Stock- $.001 par value; 10,000,000 shares authorized;
     3,542,171 shares issued and outstanding at
     March 31, 1999 and December 31, 1998                             3,542             3,542
   Additional paid-in capital                                     7,466,970         7,466,970
   Warrants to acquire common stock                                 223,100           223,100
   Deficit accumulated during the development stage              (5,625,841)       (4,953,906)
   Deferred compensation                                           (207,623)         (229,300)
                                                                -----------       -----------
Total stockholders' equity                                        1,860,148         2,510,406
                                                                -----------       -----------
Total liabilities and stockholders' equity                      $ 2,071,194       $ 2,723,394
                                                                ===========       ===========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                      Condensed Statements Of Operations
                                  (Unaudited)

                                                                                  Period from
                                                                                   inception
                                                                                 (September 17,
                                                         Three Month Periods     1996) through
                                                            Ended March 31,        March 31,
                                                           1999        1998          1999
                                                       ----------   ----------   ------------
Revenues:
   Services                                           $  274,337   $   69,079   $   894,387
   Products                                                   --           --       118,848
                                                      ----------   ----------   -----------
Total revenues                                           274,337       69,079     1,013,235
                                                      ----------   ----------   -----------
Cost of revenues:
   Services                                              137,024       30,392       404,399
   Products:
     Customers                                                --           --        64,852
     Former stockholder                                       --           --        17,652
                                                      ----------   ----------   -----------
Total cost of revenues                                   137,024       30,392       486,903
                                                      ----------   ----------   -----------
Gross profit                                             137,313       38,687       526,332

Selling, general and administrative expenses             783,252      548,873     5,525,317
                                                      ----------   ----------   -----------
Operating loss                                          (645,939)    (510,186)   (4,998,985)
Interest and dividend income                             (29,550)     (19,911)     (250,278)
Interest expense                                             453       17,792        43,979
Interest expense to former employees                          --        2,483         3,105
Other expense                                              6,548      120,548       126,744
Loss realized on sale of short-term investment            48,545           --       703,306
                                                      ----------   ----------   -----------
Net loss                                              $ (671,935)  $ (631,098)  $(5,625,841)
                                                      ==========   ==========   ===========
Loss per share (basic and diluted)                        $(0.19)      $(0.22)
                                                      ==========   ==========
Shares used in computing loss per share                3,542,171    2,818,153
                                                      ==========   ==========

                            See accompanying notes.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

            Condensed Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                Common Stock                             Warrants       During the
                                           ---------------------        Additional      to Acquire     Development
                                             Shares       Amount      Paid-In Capital  Common Stock       Stage
                                           ---------      ------      ---------------  ------------    -----------
Balance at Inception, September 17, 1996          --      $   --       $      --         $     --       $       --
Issuance of common stock for cash and
  capital subscriptions receivable         1,050,000       1,050          156,450              --               --
Net loss and comprehensive loss                   --          --               --              --          (44,338)
                                           ---------      ------       ----------       ---------       ----------
Balance at January 1, 1997                 1,050,000       1,050          156,450                          (44,338)
Issuance of common stock for cash and
  capital subscriptions receivable         1,333,332       1,333        1,398,666              --               --
Issuance of common stock for services
  rendered                                     8,006           8            9,075              --               --
Deferred compensation                             --          --          346,325              --               --
Issuance of warrants                              --          --               --         108,000               --
Net loss and comprehensive loss                   --          --               --              --       (1,806,438)
                                           ---------      ------       ----------       ---------      -----------
Balance at December 31, 1997               2,391,338       2,391        1,910,516         108,000       (1,850,776)
Issuance of common stock and warrants      1,150,000       1,150        5,556,157         115,100               --
Exercise of common stock options                 833           1            2,082              --               --
Deferred compensation                             --          --           (1,785)             --               --
Net loss and comprehensive loss                   --          --               --              --       (3,103,130)
                                           ---------      ------       ----------       ---------      -----------
Balance at December 31, 1998               3,542,171       3,542        7,466,970         223,100       (4,953,906)
Deferred compensation                             --          --               --              --               --
Net loss and comprehensive loss                   --          --               --              --         (671,935)
                                           ---------      ------       ----------       ---------      -----------
Balance at March 31, 1999                  3,542,171      $3,542       $7,466,970        $223,100      $(5,625,841)
                                           =========      ======       ==========       =========      ===========

                                               Deferred         Equity
                                             Compensation     (Deficit)
                                             ------------    -----------
Balance at Inception, September 17, 1996     $      --        $       --
Issuance of common stock for cash and
  capital subscriptions receivable                  --           157,500
Net loss and comprehensive loss                     --           (44,338)
                                             ---------       -----------
Balance at January 1, 1997                                       113,162
Issuance of common stock for cash and
  capital subscriptions receivable                  --         1,399,999
Issuance of common stock for services
  rendered                                          --             9,083
Deferred compensation                         (322,812)           23,513
Issuance of warrants                                --           108,000
Net loss and comprehensive loss                     --        (1,806,438)
                                             ---------       -----------
Balance at December 31, 1997                  (322,812)         (152,681)
Issuance of common stock and warrants               --         5,672,407
Exercise of common stock options                    --             2,083
Deferred compensation                           93,512            91,727
Net loss and comprehensive loss                     --        (3,103,130)
                                             ---------       -----------
Balance at December 31, 1998                  (229,300)        2,510,406
Deferred compensation                           21,677            21,677
Net loss and comprehensive loss                     --          (671,935)
                                             ---------       -----------
Balance at March 31, 1999                    $(207,623)      $ 1,860,148
                                             =========       ===========

                            See accompanying notes.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                                  Period from
                                                                                                   inception
                                                                          Three Month Periods      (Sept. 17,
                                                                            Ended March 31,       1996) through
                                                                          1999          1998      March 31, 1999
                                                                      ----------    -----------   --------------
OPERATING ACTIVITIES
Net loss                                                              $ (671,935)   $  (631,098)   $(5,625,841)
Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization                                        8,860          7,766        123,967
      Amortization of deferred compensation                               21,677         23,746        136,917
      Non-cash compensation and other expenses                             6,548        131,312      1,316,868
      Loss realized on sale of short-term investment                      48,545             --        703,306
      Changes in operating assets and liabilities:
         Accounts receivable, net                                        (60,404)       (75,233)      (177,209)
         Prepaid expenses and other                                        7,235        (91,382)       (62,240)
         Accounts payable                                                (11,582)        83,589        124,819
         Accrued payroll and related                                     (12,444)         8,017         23,011
         Accrued interest payable                                             --        (12,500)            --
          Accrued royalty due to former stockholder                           --         (1,345)            --
         Other current liabilities                                        23,539         (1,922)        52,415
                                                                      ----------    -----------    -----------
Net cash used for operating activities                                  (639,961)      (559,050)    (3,383,987)
                                                                      ----------    -----------    -----------
INVESTING ACTIVITIES
Purchases of property and equipment, net                                   9,751        (27,848)      (180,320)
Purchase of short-term investment                                             --     (4,000,000)    (4,000,000)
Proceeds from sale of short-term investment                            2,180,702             --      3,296,694
Other assets                                                                  --             --        (55,804)
                                                                      ----------    -----------    -----------
Net cash provided by (used for) investing activities                   2,190,453     (4,027,848)      (939,430)
                                                                      ----------    -----------    -----------
FINANCING ACTIVITIES
Proceeds from initial public offering, net of deferred offering costs         --      5,932,313      5,672,407
Proceeds from issuance of common stock                                        --          2,083        262,083
Proceeds from issuance of Bridge Notes and warrants                           --             --        600,000
Repayment of Bridge Notes payable                                             --       (600,000)      (600,000)
Repayment of capital lease obligations                                    (1,455)        (1,263)        (7,474)
Deferred finance charges                                                      --             --        (26,820)
Advance from former stockholder                                               --             --         45,586
Repayment of advance from former stockholder                                  --             --        (34,874)
Collection of capital subscriptions receivable from stockholders              --             --         97,500
                                                                      ----------    -----------    -----------
Net cash provided by (used for) financing activities                      (1,455)     5,333,133      6,008,408
                                                                      ----------    -----------    -----------
Net increase in cash and cash equivalents                              1,549,037        746,235      1,684,991
Cash and cash equivalents at beginning of period                         135,954        298,823             --
                                                                      ----------    -----------    -----------
Cash and cash equivalents at end of the period                        $1,684,991    $ 1,045,058    $ 1,684,991
                                                                      ----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES
Non-Cash Financing Activities:
Capital subscriptions receivable from stockholders                     $      --    $        --    $   197,500
Equipment acquired under capital lease obligations                            --             --         18,276
Other Cash Flows Information:
Interest paid                                                                453         22,011         24,214
Income taxes paid                                                          4,785          1,024          9,009

                            See accompanying notes.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements


1.  Summary of Significant Accounting Policies

Description of Business
-----------------------

C2i Solutions, Inc. (the "Company" or "C2i") was incorporated in the State of Delaware on September 30, 1997. The company was initially organized as a California limited liability company under the name of Challenge 2000 International LLC (the "LLC") on September 17,1996 ("Inception"). From Inception through September 30, 1997, the Company operated under the name of the LLC. On September 30, 1997, the Company reorganized as a Delaware corporation and changed its name to C2i Solutions, Inc. On September 30, 1997, all LLC owner units were converted into 2,391,338 shares of the Delaware Corporation's common stock and all owner options were converted into options to acquire 547,500 shares of such common stock. Concurrent with the formation of the Delaware corporation, the LLC was dissolved. The accompanying financial statements have been adjusted to give retroactive effect to the reorganization and capital structure of the Delaware corporation from Inception.

C2i provides information technology (IT) services and solutions to meet the needs of business and government for information systems transformation and conversion, and applications re-engineering. The Company's strategic focus embraces information technology systems integration and re-engineering in its entirety, including such tasks as complex software conversions, operating system migrations, database migrations, programming language upgrades, application development and maintenance outsourcing, data warehousing and the planning, development and conversion of existing commercial to e-commerce applications. The Company's suite of services also includes project assessment, feasibility studies, planning, implementation, testing, and independent verification and validation.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of March 31, 1999, the Company has not realized significant revenues and therefore, is considered to be in the development stage.

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

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Comprehensive Income
--------------------

Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income for the three month periods ended March 31, 1999, and 1998 in the Condensed Statement of Stockholders' Equity (Deficit). The Company did not have any components of comprehensive income (loss) as defined in SFAS No. 130 for the three month periods ended March 31, 1999 and 1998.

2.  Capital Transactions

Stock Option Plan
-----------------

During the period from January 1, 1999 through March 31, 1999, the Company granted incentive stock options to purchase an aggregate of 160,200 shares of the Company's Common Stock, at exercise prices ranging from $1.30625 to $1.75 per share to certain employees of the Company. These options vest ratably over three years, are exercisable at various dates, and expire ten years from date of grant, or earlier in the event of termination of employment.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 26,1999.

Overview
--------

C2i Solutions, Inc. (the "Company" or "C2i") is a provider of IT consulting services. The Company's consulting solutions span a wide variety of platforms, languages, and services, from client-server to mainframe, from assessment and remediation to testing and re-implementation. The Company's approach utilizes a mix of hands-on work by highly experienced technical staff, along with "best of breed" tools, and focused project management. The desired result for the Company's clients is reduced project cycle time, lower cost and improved productivity.

During the majority of the first quarter of 1999, the Company continued to focus its efforts on business development activities, expanding and strengthening its workforce and regional presence, and improving its internal information systems. Although the Company's efforts resulted in a significant increase in revenues over the comparable prior year period, total revenues fell short of management's expectations.

At the end of the first quarter of 1999, the Company reorganized to focus its primary business on providing e-business/e-commerce solutions that connect companies' new and existing IT applications to customers and suppliers via the Internet. As a result of its strategic realignment and restructuring, C2i plans to complete its existing contracts, but does not intend to pursue new Y2K engagements. Accordingly, C2i closed its four regional offices and eliminated approximately 14 positions. Although this restructuring has no material impact on results of operations for the first quarter of 1999, the Company believes that its operating results for the first quarter of 1999 are not indicative of future operating results.

As a key part of this business restructuring, C2i intends to establish additional business relationships and is actively pursuing mergers and acquisitions to strengthen its offerings or to otherwise enhance stockholder value.

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto.

Results of Operations for the three month periods ended March 31, 1999 and 1998
--------------------------------------------------------------------------------

Total revenues for the three months ended March 31, 1999 were $274,337 an increase of 297% over the comparable quarter of the prior year, in which revenues totaled $69,079. This increase in revenues resulted from completion of additional work by the Company for its customers. For the three months ended March 31, 1999 and 1998, service revenues accounted for 100% of total revenues.

One customer accounted for 96% of the Company's revenues for the three months ended March 31, 1999. One customer accounted for 100% of the Company's revenues for the three months ended March 31, 1998.

Cost of revenues were 50% ($137,024) of total revenues for the three months ended March 31, 1999. These costs consisted primarily of personnel related costs of providing consulting services. Cost of revenues were 44% ($30,392) of total revenues for the comparable prior year period in 1998, which also represented personnel related costs of providing consulting services.

For the three months ended March 31, 1999 the gross margin percentage was 50% compared to the prior year gross margin percentage of 56% which reflects more profitable service revenue contract terms in 1998 relative to service revenue contract terms in 1999. The Company expects a significant decrease in its second quarter gross margin percentage as a result of the terms of a recent contract modification.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


The Company incurred selling, general and administrative expenses for the three month period ended March 31, 1999 totaling $783,252 compared with $548,873 for the comparable prior year period. This increase in 1999 resulted primarily from increased personnel and related expenses due to a greater number of employees, increased facilities expenses in connection with the establishment of regional offices, expansion of operations, and increased travel and marketing expenses incurred in connection with the overall scale-up of Company's operations and business development efforts. The Company expects a decrease in future selling, general and administrative expenses as a result of its recent restructuring.

Interest and dividend income was $29,550 for the three months ended March 31, 1999, compared with $19,911 for the three months ended March 31, 1998. This increase in 1999 reflects interest and dividends earned from the short-term investment of the net proceeds from the Company's initial public offering, which closed on February 27, 1998. Interest expense totaled $453 for the three months ended March 31, 1999 and consisted entirely of interest on capital lease obligations, compared with total interest expense of $20,275 for the three months ended March 31, 1998, related to capital lease obligations and the debt financing completed in October 1997.

The Company originally invested a portion of the net proceeds from its initial public offering, in a mutual fund (the "Short-Term Investment"). During January and February 1999, the Company sold the entire balance of the Short-Term Investment it held on December 31, 1998 and realized additional losses totaling $48,545. The Company received net proceeds aggregating $2,180,702. The Company has invested the proceeds from the sale of this Short-Term Investment in fully-insured, money market accounts and short-term U.S. government treasury bills.

Liquidity and Capital Resources
-------------------------------

From Inception through February 1998, the Company financed its operations primarily through the proceeds from the issuance of Common Stock and a bridge financing, resulting in an aggregate of approximately $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its Common Stock. This offering provided the Company with the net proceeds of $5,672,407, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. Funds from these sources have been and are expected to continue to be used as working capital to fund the Company's infrastructure and internal operations, including purchases of capital equipment.

The Company's operating activities used net cash of $639,961 and $559,050 during the three-month periods ended March 31, 1999 and 1998, respectively. This increase in cash used for operating activities in 1999 compared to 1998 results primarily from the larger net loss for the 1999 period as well as changes in net working capital balances.

The Company's investing activities provided cash of $2,190,453 during the three months ended March 31, 1999 and used cash of $4,027,848 during the three month period ending March 31, 1998, respectively. This increase in cash provided by investing activities in 1999 compared to cash used in 1998 relates to the proceeds from the sale of the short-term investment totaling $2,180,702 and net proceeds from the sale of property and equipment of $9,751 during 1999, compared with $4,000,000 of cash used to purchase a short-term investment and $27,848 in purchases of property and equipment during 1998.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


The Company's financing activities used net cash of $1,455 and provided net cash of $5,333,133 during the three months ended March 31, 1999 and 1998, respectively. This increase in cash used in financing activities in 1999 represents cash used to repay capital lease obligations of $1,455 compared to net proceeds from the sale of common stock totaling $5,934,396 during 1998 (of which $5,932,313 related to the Company's initial public offering) which was partially offset by cash used to repay the bridge notes ($600,000) and capital lease obligations ($1,263) in 1998.

As of March 31, 1999, the Company had cash and cash equivalents of $1,684,991 and working capital of $1,732,788 compared with cash and the net short-term investment of $2,365,201 and working capital of $2,344,639 at December 31, 1998. Based on management's current operating plan, the Company believes that its existing resources will be sufficient to fund operations through March
2000. However, the Company expects to continue to experience operating losses and to use cash in operations through at least December 1999. C2i will be required to seek additional capital to continue its operations beyond that time. If C2i is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

The Company's ability to achieve sustained profitability will be dependent upon a number of factors, including its ability to generate future revenues. The Company currently has one contract in process, which it expects to complete in the second quarter of 1999. Although the Company is pursuing a limited number of business development opportunities, which it hopes will produce future revenues, the Company may not be able to successfully negotiate any additional contracts, and any such current or future contracts may not provide the Company with expected benefits.

If the Company cannot generate sufficient revenues from current and future contracts, which it may be unable to do, the Company will be required to raise capital from the sale of equity securities or the issuance of indebtedness. Such sales or issuances may not be effected at favorable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders is likely to result.

C2i is required to meet certain financial tests (including net tangible assets of $2 million and a minimum bid price of the common stock of $1.00) to maintain its listing on the Nasdaq SmallCap Market. Due to its continuing losses, as of March 31, 1999 C2i failed to meet the net tangible asset continued listing requirements. As a result, C2i's securities may be delisted from the Nasdaq SmallCap Market, the liquidity of C2i's securities may be impaired and its trading price may be reduced.

As previously discussed, the Company's recent restructuring is expected to significantly reduce its ongoing operating expenses and operating losses. The Company further plans to correct its noncompliance with the net tangible asset continued listing requirements by raising additional funds through the sale of equity securities through a private placement or by effecting a business combination which results in the requisite increase in the Company's net tangible assets. Such transactions may not be effected at favorable terms, if at all.

Year 2000 Compliance
--------------------

Many currently installed computer systems and software products are not capable of distinguishing 20th century dates from 21st century dates. As a result, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the Year 2000 on a wide range of business systems, the Company's products and services may be affected.

The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business. The Company has completed its assessment of its own computer systems and based upon this assessment, the Company believes its computer systems are "Year 2000 compliant," and therefore are capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has properly indentified and remediated all significant Year 2000 problems in its own computer systems or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


The Company has made only limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers are not Year 2000 compliant, or will not become compliant on a timely basis. The Company expects that the process of making inquiries with these suppliers will be ongoing through the end of 1999. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. However, the Company estimates that its costs to address the Year 2000 issues relating to its suppliers will not be material. The Company has identified and will continue to identify alternative suppliers in the event its preferred suppliers become incapable of timely delivery of products or services required by the Company. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single supplier. The Company's estimates of Year 2000 costs relating to its suppliers are management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party remediation plans with regard to Year 2000 issues, and other factors. There can be no assurance that these estimates are correct and actual results could differ materially from these estimates.

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

Proceeds of the initial offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $132,868 to purchase machinery, equipment and other capital additions, $8,072 to repay capital leases and accrued interest, $1,699,078 to pay employees' and officers' salaries and related payroll taxes, $333,074 for occupancy costs, $222,638 for advertising and promotion, $149,400 for recruiting, $405,103 for other general corporate purposes and realized investment losses totaling $453,028 net of related interest and dividend income. The remaining proceeds from the initial public offering have been invested in fully insured, money market accounts and short-term U.S. government treasury bills pending their use.

ITEM 5:  Other Information

Proposals of stockholders intended to be presented at the next Annual Meeting of Stockholders of the Company must have been received by the Company at 6138 Nancy Ridge Drive, San Diego, California 92121-3223, by January 27, 1999.

                              C2i Solutions, Inc.
                         (A Development Stage Company)



ITEM 6:  Exhibits and Reports on Form 8-K:

    (a)  Exhibits:

         See Exhibit Index.

    (b)  Reports on Form 8-K:

         No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

Items 1, 3 and 4 are not applicable and have been omitted.

                                 EXHIBIT INDEX
Exhibit
Number   Description of Document
------   -----------------------

10.15 Employment agreement dated January 19, 1999 by and between C2i and Thomas M. Hartman

27.1     Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  C2i SOLUTIONS,INC.



Dated: May 14, 1999               By: /s/ JOHN ANTHONY WHALEN, JR.
                                      ----------------------------
                                          John Anthony Whalen, Jr., President
                                          and Chief Executive Officer




Dated: May 14, 1999                By:  /s/  DIANE E. HESSLER
                                       ---------------------------
                                            Diane E. Hessler
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)