Form 10QSB
period 1999-06-30
C2I SOLUTIONS INC
filed 1999-08-13
CIK 1048135

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB
                                  (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from ______________ to _____________.

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

                        YES  [X]         NO  [_]

The number of shares outstanding of the Issuer's Common Stock, $0.001 par value, was 3,554,931 as of August 10, 1999.

          Transitional Small Business Disclosure Format (check one):

                        YES  [_]         NO  [X]

                              C2i SOLUTIONS, INC.
                             REPORT ON FORM 10-QSB


                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Balance Sheets as of June 30, 1999
          (Unaudited) and December 31, 1998 (Unaudited)                      3

          Condensed Statements of Operations for the three and six
          months ended June 30, 1999 and 1998 (Unaudited) and for
          the period from Inception through June 30, 1999 (Unaudited)        4

          Condensed Statements of Stockholders' Equity (Deficit) for
          the periods ended December 31, 1996, 1997 and 1998
          (Unaudited) and June 30, 1999 (Unaudited)                          5

          Condensed Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998 (Unaudited), and for the
          period from Inception through June 30, 1999 (Unaudited)            6

          Notes to Condensed Financial Statements (Unaudited)                7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9


PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds                         20

ITEM 6.   Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                  21

                         PART I: FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                           Condensed Balance Sheets

                                                                     June 30,     December 31,
                                                                       1999           1998
                                                                 -------------   -------------
                                                                   (Unaudited)      (Note)
Assets
Current Assets:
   Cash and cash equivalents                                      $ 1,545,734    $   135,954
   Short-term investment                                                   --      2,229,247
   Accounts receivable, net                                                --        116,805
   Prepaid expenses and other                                          79,917         69,475
                                                                  -----------    -----------
Total current assets                                                1,625,651      2,551,481

Property and equipment, net                                            77,849        117,534
Other assets, net                                                      27,072         54,379
                                                                  -----------    -----------
Total assets                                                      $ 1,730,572    $ 2,723,394
                                                                  ===========    ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                               $    88,830    $   136,401
   Accrued payroll and related                                         25,715         35,455
   Current portion of capital lease obligations                         6,560          6,110
   Other current liabilities                                           15,523         28,876
                                                                  -----------    -----------
Total current liabilities                                             136,628        206,842
                                                                  -----------    -----------
Capital lease obligations, net of current portion                       2,739          6,146
                                                                  -----------    -----------
Stockholders' Equity:
   Preferred Stock- $ .001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                          --             --
   Common Stock- $.001 par value; 10,000,000 shares authorized;
     3,542,171 shares issued and outstanding at
     June 30, 1999 and December 31, 1998                                3,542          3,542
   Additional paid-in capital                                       7,453,859      7,466,970
   Warrants to acquire common stock                                   223,100        223,100
   Deficit accumulated during the development stage                (5,915,806)    (4,953,906)
   Deferred compensation                                             (173,490)      (229,300)
                                                                  -----------    -----------
Total stockholders' equity                                          1,591,205      2,510,406
                                                                  -----------    -----------
Total liabilities and stockholders' equity                        $ 1,730,572    $ 2,723,394
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

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                      Condensed Statements Of Operations
                                  (Unaudited)

                                                                                                        Period
                                                                                                         from
                                                                                                       inception
                                                                                                     (September 17,
                                                Three Month Periods           Six Month Periods      1996) through
                                                   Ended June 30,               Ended June 30           June 30,
                                                1999           1998           1999         1998           1999
                                             ----------     ----------     -----------  -----------  -------------
Revenues:
   Services                                  $  126,256     $   87,165     $  400,593   $   156,244   $ 1,020,643
   Products                                          --         14,215             --        14,215       118,848
                                             ----------     ----------     ----------   -----------   -----------
Total revenues                                  126,256        101,380        400,593       170,459     1,139,491
                                             ----------     ----------     ----------   -----------   -----------
Cost of revenues:
   Services                                     118,050         42,107        255,074        72,499       522,449
   Products:
     Customers                                       --          9,300             --         9,300        64,852
     Former stockholder                              --             --             --            --        17,652
                                             ----------     ----------     ----------   -----------   -----------
Total cost of revenues                          118,050         51,407        255,074        81,799       604,953
                                             ----------     ----------     ----------   -----------   -----------
Gross profit                                      8,206         49,973        145,519        88,660       534,538
Selling, general and administrative             310,285        719,974      1,093,537     1,268,847     5,835,602
 expenses                                    ----------     ----------     ----------   -----------   -----------
Operating loss                                 (302,079)      (670,001)      (948,018)   (1,180,187)   (5,301,064)
Interest and dividend income                    (17,296)       (59,370)       (46,846)      (79,281)     (267,574)
Interest expense                                    359            575            812        18,367        44,338
Interest expense to former employees                 --             --             --         2,483         3,105
Other expense (income)                            4,823           (195)        11,371       120,353       131,567
Loss realized on sale of short-term
 investment                                          --             --         48,545            --       703,306
                                             ----------     ----------     ----------   -----------   -----------
Net  loss                                    $ (289,965)    $ (611,011)    $ (961,900)  $(1,242,109)  $(5,915,806)
                                             ==========     ==========     ==========   ===========   ===========

Loss per share (basic and diluted)           $    (0.08)    $    (0.17)    $    (0.27)  $     (0.39)
                                             ==========     ==========     ==========   ===========
Shares used in computing loss per share       3,542,171      3,542,171      3,542,171     3,182,162
                                             ==========     ==========     ==========   ===========

See accompanying notes.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

             Condensed Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                                                            Deficit
                                                                                          Accumulated                     Total
                                          Common Stock       Additional      Warrants      During the                 Stockholders'
                                       -------------------    Paid-In       to Acquire    Development     Deferred        Equity
                                        Shares     Amount     Capital      Common Stock      Stage      Compensation    (Deficit)
                                       ------------------------------------------------------------------------------------------
Balance at Inception,
  September 17, 1996                          --   $    --   $       --    $      --     $        --    $       --    $        --
Issuance of common stock
  for cash and capital
  subscriptions receivable             1,050,000     1,050      156,450           --              --            --        157,500
Net loss and comprehensive loss               --        --           --           --         (44,338)           --        (44,338)
                                       ---------   -------   ----------    ---------     -----------    ----------    -----------
Balance at December 31, 1996           1,050,000     1,050      156,450           --         (44,338)           --        113,162
Issuance of common stock for
  cash and capital subscriptions
  receivable                           1,333,332     1,333    1,398,666           --              --            --      1,399,999
Issuance of common stock for
   services rendered                       8,006         8        9,075           --              --            --          9,083
Deferred compensation                         --        --      346,325           --              --      (322,812)        23,513
Issuance of warrants                          --        --           --      108,000              --            --        108,000
Net loss and comprehensive loss               --        --           --           --      (1,806,438)           --     (1,806,438)
                                       ---------   -------   ----------    ---------     -----------    ----------    -----------
Balance at December 31, 1997           2,391,338     2,391    1,910,516      108,000      (1,850,776)     (322,812)      (152,681)
Issuance of common stock and warrants  1,150,000     1,150    5,556,157      115,100              --            --      5,672,407
Exercise of common stock options             833         1        2,082           --              --            --          2,083
Deferred compensation                         --        --       (1,785)          --              --        93,512         91,727
Net loss and comprehensive loss               --        --           --           --      (3,103,130)           --     (3,103,130)
                                       ---------   -------   ----------    ---------     -----------    ----------    -----------
Balance at December 31, 1998           3,542,171     3,542    7,466,970      223,100      (4,953,906)     (229,300)     2,510,406
Deferred compensation                         --        --      (13,111)          --              --        55,810         42,699
Net loss and comprehensive loss               --        --           --           --        (961,900)           --       (961,900)
                                       ---------   -------   ----------    ---------     -----------    ----------    -----------
Balance at June 30, 1999               3,542,171   $ 3,542   $7,453,859    $ 223,100     $(5,915,806)   $ (173,490)   $ 1,591,205
                                       =========   =======   ==========    =========     ===========    ==========    ===========

See accompanying notes.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                                              Period from
                                                                                                               inception
                                                                                                               (Sept. 17,
                                                                                      Six Month Periods       1996) through
                                                                                       Ended June 30,           June 30,
                                                                                      1999        1998            1999
                                                                                  ----------   -----------    -------------
OPERATING ACTIVITIES
Net loss                                                                          $ (961,900)  $(1,242,109)   $(5,915,806)
Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization                                                   16,234        29,645        131,341
      Amortization of deferred compensation                                           42,699        47,390        157,939
      Non-cash compensation and other expenses                                        11,252       122,942      1,321,572
      Loss realized on sale of short-term investment                                  48,545            --        703,306
      Changes in operating assets and liabilities:
         Accounts receivable, net                                                    116,805       (92,801)            --
         Prepaid expenses and other                                                   16,805       (81,554)       (52,670)
         Accounts payable                                                            (47,571)        6,668         88,830
         Accrued payroll and related                                                  (9,740)      (36,794)        25,715
         Accrued interest payable                                                         --       (12,500)            --
         Accrued royalty due to former stockholder                                        --        (1,345)            --
         Other current liabilities                                                   (13,353)        5,401         15,523
                                                                                  ----------   -----------    -----------
Net cash used for operating activities                                              (780,224)   (1,255,057)    (3,524,250)
                                                                                  ----------   -----------    -----------
INVESTING ACTIVITIES
Purchases of property and equipment, net                                              12,259      (104,091)      (177,812)
Purchase of short-term investment                                                         --    (4,000,000)    (4,000,000)
Proceeds from sale of short-term investment                                        2,180,702            --      3,296,694
Other assets                                                                             --             --        (55,804)
                                                                                  ----------   -----------    -----------
Net cash provided by (used for) investing activities                               2,192,961    (4,104,091)      (936,922)
                                                                                  ----------   -----------    -----------
FINANCING ACTIVITIES
Proceeds from initial public offering, net of deferred offering costs                    --      5,932,313      5,672,407
Proceeds from issuance of common stock                                                   --          2,083        262,083
Proceeds from issuance of Bridge Notes and warrants                                      --             --        600,000
Repayment of Bridge Notes payable                                                        --       (600,000)      (600,000)
Repayment of capital lease obligations                                                (2,957)       (2,566)        (8,976)
Deferred finance charges                                                                 --             --        (26,820)
Advance from former stockholder                                                          --             --         45,586
Repayment of advance from former stockholder                                             --             --        (34,874)
Collection of capital subscriptions receivable stockholders                              --             --         97,500
                                                                                  ----------   -----------    -----------
Net cash provided by (used for) financing activities                                  (2,957)    5,331,830      6,006,906
                                                                                  ----------   -----------    -----------
Net increase (decrease) in cash and cash equivalents                               1,409,780       (27,318)     1,545,734
Cash and cash equivalents at beginning of period                                     135,954       298,823             --
                                                                                  ----------   -----------    -----------
Cash and cash equivalents at end of the period                                    $1,545,734   $   271,505    $ 1,545,734
                                                                                  ==========   ===========    ===========
SUPPLEMENTAL DISCLOSURES
Non-Cash Financing Activities:
Capital subscriptions receivable from stockholders                                $       --   $        --    $   197,500
Equipment acquired under capital lease obligations                                        --            --         18,276
Other Cash Flows Information:
Interest paid                                                                            812        22,566         24,573
Income taxes paid                                                                      4,785         1,824          9,009

See accompanying notes.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements


1.  Summary of Significant Accounting Policies

Description of Business
-----------------------

C2i Solutions, Inc. (the "Company" or "C2i") was incorporated in the State of Delaware on September 30, 1997. The Company was initially organized as a California limited liability company under the name of Challenge 2000 International LLC (the "LLC") on September 17, 1996 ("Inception"). From Inception through September 30, 1997, the Company operated under the name of the LLC. On September 30, 1997, the Company reorganized as a Delaware corporation and changed its name to C2i Solutions, Inc. On September 30, 1997, all LLC owner units were converted into 2,391,338 shares of the Delaware Corporation's common stock and all owner options were converted into options to acquire 547,500 shares of such common stock. Concurrent with the formation of the Delaware corporation, the LLC was dissolved. The accompanying financial statements have been adjusted to give retroactive effect to the reorganization and capital structure of the Delaware corporation from Inception.

C2i provides information technology (IT) services and solutions to meet the needs of business and government. C2i's primary business focus is on providing e-business/e-commerce solutions that connect companies' new and existing IT applications to customers and suppliers via the Internet.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of June 30, 1999, the Company has not realized significant revenues and therefore, is considered to be in the development stage.

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

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Comprehensive Income
--------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income or loss, be reported in the financial statements in the period in which they are recognized. SFAS No. 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income
(loss). As adjusted for this item, comprehensive net loss for the three and six month periods ended June 30, 1999 and 1998 as follows:

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                ------------------         ----------------
                                1999          1998         1999        1998
                                ----          ----         ----        ----
Comprehensive net loss       $(289,965)   $(711,011)    $(961,900)  $(1,342,109)

2.  Capital Transactions

Stock Option Plan
-----------------

During the period from April 1, 1999 through June 30, 1999, the Company granted incentive stock options to purchase an aggregate of 5,000 shares of the Company's Common Stock, at exercise prices of $1.125 per share to a certain employee of the Company. These options vest ratably over three years, are exercisable at various dates, and expire ten years from date of grant, or earlier in the event of termination of employment.

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

Overview
--------

C2i Solutions, Inc. (the "Company" or "C2i") is a provider of e-business/e-commerce solutions and specialized IT consulting services for business and government.

During the majority of the first quarter of 1999, the Company continued to focus its efforts on Y2K business development activities, expanding and strengthening its workforce and regional presence, and improving its internal information systems. Although the Company's efforts resulted in a significant increase in revenues over the comparable prior year period, total revenues fell short of management's expectations.

At the end of the first quarter of 1999, the Company reorganized to focus its primary business on providing e-business/e-commerce solutions that connect companies' new and existing IT applications to customers and suppliers via the Internet. As a result of its strategic realignment and restructuring, C2i has completed its existing contracts, but will not pursue new Y2K engagements. Accordingly, C2i closed its four regional offices and eliminated approximately 14 positions.

During the second quarter of 1999, the Company's efforts were focused on concluding its existing Y2K engagements and completing its strategic realignment and restructing. A key part of its business restructuring includes establishing additional business relationships and actively pursuing mergers and acquisitions. On June 30, 1999 the Company signed a letter of intent to merge with privately-held, Southern California based, American Digital Network (ADN) a leading strategic Internet Services firm offering state-of-the-art, e-commerce, connectivity, network, web site, intranet, extranet and hosting services. On August 10, 1999, C2i and ADN executed a binding definitive merger agreement.

Under the terms of the binding definitive agreement, C2i will acquire 100 percent of the outstanding shares of ADN, with C2i remaining the surviving public parent company. Outstanding shares of ADN common stock will be exchanged for approximately 8 million newly issued shares of C2i common stock. C2i anticipates accounting for the merger as a purchase.

Although C2i will only issue stock in the merger, C2i has agreed to provide ADN with working capital in the form of a loan prior to the closing of the transaction. The merger is expected to close in the fourth quarter of 1999, with closing conditioned upon the effectiveness of a registration statement with the SEC relating to the issuance of the C2i stock and other customary closing conditions.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto.

Results of Operations for the three and six month periods ended June 30, 1999
-----------------------------------------------------------------------------
and 1998
---------

Total revenues for the three months ended June 30, 1999 were $126,256 an increase of 25% over the comparable quarter of the prior year, in which revenues totaled $101,380. This increase in revenues resulted from completion of additional work by the Company for its customers. For the three months ended June 30, 1999, service revenues accounted for 100% of total revenues. For the three months ended June 30, 1998, service revenues accounted for 86% of total revenues, with product sales representing the remaining 14%.

Total revenues for the six months ended June 30, 1999 were $400,593, an increase of 135% over the comparable period of the prior year, in which revenues totaled $170,459. For the six months ended June 30, 1999 service revenues accounted for 100% of total revenues, compared with the comparable prior year period in which service revenues accounted for 92% of total revenues, with product sales representing 8%.

One customer accounted for 93% of the Company's total revenues for the six months ended June 30, 1999. Two customers accounted for 100% of the Company's total revenues (62% and 38%) for the six months ended June 30, 1998.

Cost of revenues were 94% ($118,050) of total revenues for the three months ended June 30, 1999 and 64% ($255,074) of total revenues for the six months ended June 30, 1999. These costs consisted primarily of personnel related costs of providing consulting services. Cost of revenues were 51% ($51,407) of total revenues and 48% ($81,799) of total revenues for the comparable periods in 1998, which also represented primarily personnel related costs of providing consulting services.

For the three months ended June 30, 1999 the gross margin percentage was 6% compared to the prior year gross margin percentage of 49% which reflects more profitable service revenue contract terms in 1998 relative to service revenue contract terms in 1999. The significant decrease for the second quarter gross margin percentage is the result of the terms of a contract modification done during the second quarter of 1999.

The Company incurred selling, general and administrative expenses for the three month period ended June 30, 1999 totaling $310,285 compared with $719,974 for the comparable prior year period. This decrease in future selling, general and administrative expenses is a result of recent restructuring efforts, specifically the closure of four regional offices and the elimination of approximately 14 positions. During the six months ended June 30, 1999, the Company incurred selling, general and administrative expenses totaling $1,093,537, a decrease of 14% over the comparable prior year period total of $1,268,847.

Interest and dividend income was $17,296 and $46,846 for the three and six months ended June 30, 1999, respectively, compared with $59,370 and $79,281 for the three and six months ended June 30, 1998, respectively. This decrease in 1999 reflects a substantial decrease in interest-earning balances in 1999 compared to the 1998 balances. Interest expense totaled $359 and $812 for the three and six months ended June 30, 1999, respectively, which consisted entirely of interest on capital lease obligations, compared with total interest expense of $575 and $18,367 for the three and six months ended June 30, 1998, respectively.

The Company originally invested a portion of the net proceeds from its initial public offering, in a mutual fund (the "Short-Term Investments"). During the first quarter of 1999, the Company sold the entire balance of the Short-Term Investment it held on December 31, 1998 and realized additional losses totaling $48,545. The Company received net proceeds aggregating $2,180,702. The Company has invested the proceeds from the short sale of this Short-Term Investment in fully-insured, money market accounts and short-term U.S. government treasury bills.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


Liquidity and Capital Resources
-------------------------------

From Inception through February 1998, the Company financed its operations primarily through the proceeds from the issuance of Common Stock and a bridge financing, resulting in an aggregate of approximately $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its Common Stock. This offering provided the Company with net proceeds of $5,672,407, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. Funds from these sources have been and are expected to continue to be used as working capital to fund the Company's infrastructure and internal operations, including purchases of capital equipment.

The Company's operating activities used net cash of $780,224 and $1,255,057 during the six-month periods ended June 30, 1999 and 1998, respectively. This decrease in cash used for operating activities in 1999 compared to 1998 results primarily from a smaller net loss for the 1999 period, which can be attributed to recent restructuring efforts.

The Company's investing activities provided cash of $2,192,961 during the six months ended June 30, 1999 and used cash of $4,104,091 during the six month period ending June 30, 1998, respectively. The increase in cash provided by investing activities in 1999 compared to cash used in 1998 relates to the proceeds from the sale of the short-term investment totaling $2,180,702 and net proceeds from the sale of property and equipment of $12,259 during 1999, compared with $4,000,000 of cash used to purchase a short-term investment and $104,091 used to purchase property and equipment during 1998.

The Company's financing activities used net cash of $2,957 and provided net cash of $5,331,830 during the six months ended June 30, 1999 and 1998, respectively. This increase in cash used in financing activities in 1999 represents cash used to repay capital lease obligations of $2,957, compared to net proceeds from the sale of common stock totaling $5,934,396 during 1998 (of which $5,932,313 related to the Company's initial public offering) which was partially offset by cash used to repay the bridge notes ($600,000) and capital lease obligations ($2,566) in 1998.

As of June 30, 1999, the Company had cash and cash equivalents of $1,545,734 and working capital of $1,489,023 compared with cash and the short-term investment of $2,365,201 and working capital of $2,344,639 at December 31, 1998. Based on management's current operating plan, the Company believes that its existing resources will be sufficient to fund operations through March 2000. However, the Company expects to continue to experience operating losses and to use cash in operations through at least December 1999. C2i will be required to seek additional capital to continue its operations beyond that time. If C2i is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


The Company's ability to achieve sustained profitability will be dependent upon a number of factors, including its ability to generate future revenues. If the Company cannot generate sufficient revenues from future contracts, which it may be unable to do, the Company will be required to raise capital from the sale of equity securities or the issuance of indebtedness. Such sales or issuances may not be effected at favorable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders is likely to result.

C2i is required to meet certain financial tests (including net tangible assets of $2 million and a minimum bid price of the common stock of $1.00) to maintain its listing on the Nasdaq SmallCap Market. Due to its continuing losses, as of June 30, 1999 C2i failed to meet the net tangible asset continued listing requirements. As a result, C2i's securities may be delisted from the Nasdaq SmallCap Market, the liquidity of C2i's securities may be impaired and its trading price may be reduced.

As previously discussed, the Company's recent restructuring is expected to significantly reduce its ongoing operating expenses and operating losses. The Company further plans to correct its noncompliance with the net tangible asset continued listing requirements by raising additional funds through the sale of equity securities through a private placement and by effecting a business combination which results in the requisite increase in the Company's net tangible assets. Such transactions may not be effected at favorable terms, if at all.

Business Risks and Uncertainties
--------------------------------

C2i has a Limited Operating History and Limited Experience in Information Technology Solutions

C2i was founded in September 1996, has a limited operating history and is in the development stage. As a result, C2i's operations to-date have not produced significant revenues. C2i may not generate any future revenues from the sale of its services or products.

C2i has limited experience in providing information technology solutions. Although C2i has completed its initial assessment projects, C2i has not completed a large scale IT project. There can be no assurance that C2i will be successful in completing large scale IT projects, that C2i will not experience delays or failures in providing its IT solutions or that the IT solutions will be effective. The failure of C2i's IT solutions to function properly or the existence of errors or bugs following completion of an IT project could necessitate significant expenditures by C2i in order to attempt to remedy the problems. The consequences of failures, errors and bugs could have a material adverse effect on C2i's business, operating results and financial condition.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


History of Operating Losses; Need for Additional Financing; Possible Delisting from Nasdaq

C2i has experienced significant operating losses since its inception in September 1996. As of June 30, 1999, C2i's accumulated deficit was approximately $5,916,000, which includes a non-cash charge of approximately $1.2 million in 1997, as a result of sales of equity securities to key employees at less than deemed value for financial statement purposes. Losses have been principally the result of the various costs associated with C2i's selling, general and administrative expenses as C2i commenced operations, and began marketing activities and losses on investments. C2i expects that it will incur operating losses through at least December 1999. C2i believes that its existing capital resources will enable it to fund its operations until approximately December 31, 1999. C2i will be required to seek additional capital to continue its operations beyond that time. C2i has no commitments for any future funding, and C2i may not be able to obtain additional capital in the future. If C2i is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

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

Intense Industry Competition in the Information Technology Services Industry; Competitive Disadvantages

The market for information technology service providers is highly competitive. C2i's lack of resources and limited experience compared to other providers makes it extremely vulnerable to competition from larger companies, all of which benefit from greater recognition, larger lists of reference clients and significantly greater financial, technical and marketing resources. Leading competitors have proven products which can provide them with a significant advantage over C2i because C2i's services have not been widely deployed and therefore present potential customers with uncertainty not associated with existing solutions from larger companies. In addition, many of C2i's potential clients are reluctant to choose small companies as key suppliers or service providers due to concerns about long term viability and, especially with respect to high profile conversion projects, the consequences to the organization of a failure of a proposed solution. There can be no assurance that C2i will overcome these disadvantages.

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

                              C2i Solutions, Inc.
                         (A Development Stage Company)


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

Need to Develop New Products and Services Unrelated to Year 2000 Solutions

To date, C2i has generated substantially all of its revenues from its Year 2000 solutions. C2i plans to actively pursue business opportunities unrelated to the Year 2000 problem in the information technology consulting services market, and to develop products and services to take advantage of those opportunities. To the extent product offerings and services provided by C2i are based upon anticipated changes, sales of such products and services may be adversely affected if other technologies become accepted in the industry. If C2i does not successfully introduce new products or services in a timely manner, any competitive position C2i may develop would be lost and C2i's sales would be reduced. C2i may be unable to develop and introduce enhanced or new products or services which satisfy customer needs and achieve market acceptance. The failure of C2i to implement a successful new business development program would have a material adverse effect upon its business and prospects.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


Dependence on Licenses and Third Party Technology

Substantially all of the tools that C2i uses to provide its IT solutions are licensed from third parties. C2i's proprietary software, as well as licensed software, is designed to work on or in conjunction with certain third party hardware and/or software products. If any of these licensors or third party vendors were to discontinue making their products available to C2i, or to increase materially the cost to C2i to acquire, license or purchase the products, or if a material problem were to arise in connection with the ability of C2i to use and operate with third party hardware and/or software products, C2i would be required to redesign its solutions to function with or on alternative third party products or attempt to develop internally a replacement for the third party products. In such an event, interruptions in the availability or functioning in C2i's IT solutions and delays in the introduction of new products and services may occur until replacement technology is obtained. There can be no assurance that alternative sources of suitable technology would be available or that C2i would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of C2i to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on C2i's business, financial condition and results of operations.

Customer and Supplier Concentration; Uncertainty of Follow-On Business

A large portion of C2i's revenues have been dependent on a few customer projects. C2i derived approximately 93% of its revenues for the six months ended June 30, 1999 from one customer and 92% of its revenues for the year ended December 31, 1998 from two customers. As of December 31, 1998, 100% of the accounts receivable balance related to two customers. In addition, C2i has experienced a supplier concentration, with 93% of its total cost of revenues for the six months ended June 30, 1999 resulting from purchases from one supplier, and 32% of its total cost of revenues for the year ended December 31, 1998 resulting from purchases from two suppliers. A loss of any significant customer or supplier would have a material adverse effect on C2i's business, financial condition and results of operations.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


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

Dependence on Key Personnel; Management of Restructuring of Information Technology Operations

C2i's success will, to a large extent, depend upon the continued services of its executive officers who have limited experience at managing a business like C2i's. Although one of C2i's four executive officers has only been with C2i since January 1999, the loss of services of any of these four executive officers may materially and adversely affect C2i. C2i's employment agreements with its key personnel may be terminated by either party, with or without cause, with the exception of its agreement with Mr. Whalen. Mr. Whalen's employment agreement has a term of five years, expiring in May 2002, and limits C2i's ability to terminate him, except for cause, and provides for six months severance pay, unless Mr. Whalen voluntarily resigns his position. C2i's Board of Directors has approved the following changes to the employment agreements with its other three executive officers, for which agreements were executed in the second quarter of 1999. Mr. Wooten's and Ms. Hessler's employment agreements are terminable at will, but if either individual's employment with C2i is terminated prior to March 2004 for any reason, other than cause, that individual will receive two years severance pay unless that individual voluntarily resigns his or her position. If Mr. Wooten or Ms. Hessler are terminated prior to March 2004 for cause, they will receive six months severance. Mr. Hartman's employment agreement is terminable at will, but if his employment with C2i is terminated prior to March 2004 for any reason other than cause, Mr. Hartman will receive six months severance pay unless he voluntarily resigns his position. C2i has key man life insurance in the amount of $1,000,000 on Mr. Whalen.

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

                              C2i Solutions, Inc.
                         (A Development Stage Company)


C2i May Not Find Adequate Alternative Facilities

C2i currently leases its headquarters facility at 6138 Nancy Ridge Drive in San Diego, California under a short-term sub-lease agreement, which expires August 31, 1999. The Company is currently negotiating a lease agreement for a new headquarters facility, which it expects to finalize before August 31, 1999. Although the Company believes it will successfully conclude these negotiations in a timely manner, there can be no assurance of this. If C2i's tenancy terminates before C2i finds an alternate facility, this may have a material adverse impact on its business, operating results, and financial condition.

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

                              C2i Solutions, Inc.
                         (A Development Stage Company)


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

Concentration of Share Ownership and Voting Power Among Directors and Officers

The directors and officers of C2i control approximately 50.3% of the voting power and therefore have the votes required to elect all of C2i's directors and, hence, will be able to control the affairs of C2i. In addition, the directors and officers of C2i will have a substantial portion of all the votes required to amend C2i's Certificate of Incorporation and By-laws and effect or preclude fundamental corporate transactions involving C2i, including the acceptance or rejection of any proposals relating to a merger of C2i or an acquisition of C2i by another entity, in each case without the approval of any of C2i's other stockholders.

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

The foregoing penny stock restrictions will not apply to the Shares if:

    *  They continue to be listed on the Nasdaq SmallCap Market;
    * Certain price and volume information is publicly available on a current and continuing basis; and,
    * C2i meets certain minimum net tangible assets or average revenue criteria.

There can be no assurance that C2i's securities will qualify for exemption from the penny stock restrictions. If the Shares were subject to the rules on penny stocks, the market liquidity for Shares could be severely adversely affected.

                              C2i Solutions, Inc.
                         (A Development Stage Company)


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

The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business. The Company has completed its assessment of its own computer systems and based upon this assessment, the Company believes its computer systems are "Year 2000 compliant", and therefore are capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has properly identified and remediated all significant Year 2000 problems in its own computer systems, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact.

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

Proceeds of the initial offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $132,868 to purchase machinery, equipment and other capital additions, $10,284 to repay capital leases and accrued interest, $1,880,028 to pay employees' and officers' salaries and related payroll taxes, $374,622 for occupancy costs, $234,785 for advertising and promotion, $149,400 for recruiting, $503,904 for other general corporate purposes, and realized investment losses totaling $453,028 net of related interest and dividend income. The remaining proceeds from the initial public offering have been invested in fully insured, money market accounts and short-term U.S. government treasury bills pending their use.

ITEM 6:    Exhibits and Reports on Form 8-K:

     (a)   Exhibits:

           See Exhibit Index.

     (b)   Reports on Form 8-K:

           No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

Items 1, 3, 4 and 5 are not applicable and have been omitted.


                                 EXHIBIT INDEX
Exhibit
Number     Description of Document
------     -----------------------

10.16 Employment Agreement Dated April 30, 1999 By and Between C2i and Thomas M. Hartman

10.17 Employment Agreement Dated April 30, 1999 By and Between C2i and Diane E. Hessler

10.18 Employment Agreement Dated April 30, 1999 By and Between C2i and Clyde Wooten

27.1       Financial Data Schedule

                              C2i Solutions, Inc.
                         (A Development Stage Company)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     C2i SOLUTIONS,INC.



Dated: August 12, 1999               By: /s/ JOHN ANTHONY WHALEN, JR.
                                         --------------------------------
                                             John Anthony Whalen, Jr., President
                                             and Chief Executive Officer




Dated: August 12, 1999               By: /s/ DIANE E. HESSLER
                                         ---------------------------
                                             Diane E. Hessler
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)