Form 10QSB
period 1999-09-30
C2I SOLUTIONS INC
filed 1999-11-15
CIK 1048135

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB
                                  (Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from ______________ to ______________________.

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

                     10660 Scripps Ranch Blvd., Suite 100
                          San Diego, California 92131
                                (858) 790-1212
         (Address and telephone number of principal executive offices)

                            6138 Nancy Ridge Drive
                          San Diego, California 92121
                               (Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X         NO ______
                            --------

The number of shares outstanding of the Issuer's Common Stock, $0.001 par value, was 3,840,925 as of November 10, 1999.

          Transitional Small Business Disclosure Format (check one):

                        YES ________     NO    X
                                            -------

                              C2i SOLUTIONS, INC.
                             REPORT ON FORM 10-QSB


                                     INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Balance Sheets as of September 30, 1999
          (Unaudited) and December 31, 1998 (Unaudited)                                         3

          Condensed Statements of Operations for the three and nine
          months ended September 30, 1999 and 1998 (Unaudited) and for
          the period from Inception through September 30, 1999 (Unaudited)                      4

          Condensed Statements of Stockholders' Equity (Deficit) for the
          periods ended December 31, 1996, 1997 and 1998 (Unaudited) and
          September 30, 1999 (Unaudited)                                                        5

          Condensed Statements of Cash Flows for the nine months ended
          September 30, 1999 and 1998 (Unaudited), and for the period
          from Inception through September 30, 1999 (Unaudited)                                 6

          Notes to Condensed Financial Statements (Unaudited)                                   7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                             9


PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds                                            16

ITEM 6.   Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                     17

                         PART I: FINANCIAL INFORMATION

ITEM 1:  Financial Statements
                              C2i Solutions, Inc.
                         (A Development Stage Company)

                           Condensed Balance Sheets

                                                                                    September 30,           December 31,
                                                                                         1999                   1998
                                                                                   ---------------      -----------------
                                                                                     (Unaudited)               (Note)
Assets
Current Assets:
   Cash and cash equivalents                                                         $ 1,065,572            $   135,954
   Short-term investment                                                                      --              2,229,247
   Accounts receivable, net                                                                   --                116,805
   Prepaid expenses and other                                                             68,054                 69,475
                                                                                     -----------            -----------
Total current assets                                                                   1,133,626              2,551,481

Property and equipment, net                                                               59,036                117,534
Note receivable, net                                                                          --                     --
Other assets, net                                                                         15,845                 54,379
                                                                                     -----------            -----------
Total assets                                                                         $ 1,208,507            $ 2,723,394
                                                                                     ===========            ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                                  $    57,045            $   136,401
   Accrued payroll and related                                                            23,291                 35,455
   Current portion of capital lease obligations                                            6,791                  6,110
   Other current liabilities                                                               1,673                 28,876
   Stock subscriptions payable                                                           200,000                     --
                                                                                     -----------             ----------
Total current liabilities                                                                288,800                206,842
                                                                                     -----------             ----------

Capital lease obligations, net of current portion                                            951                  6,146
                                                                                     -----------            -----------

Stockholders' Equity:
   Preferred Stock- $ .001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                                             --                     --
   Common Stock- $.001 par value; 10,000,000 shares authorized;
     3,554,931 shares issued and outstanding at
     September 30, 1999 and December 31, 1998                                              3,555                  3,542
   Additional paid-in capital                                                          7,344,424              7,466,970
   Warrants to acquire common stock                                                      223,100                223,100
   Deficit accumulated during the development stage                                   (6,621,552)            (4,953,906)
   Deferred compensation                                                                 (30,771)              (229,300)
                                                                                     -----------            -----------
Total stockholders' equity                                                               918,756              2,510,406
                                                                                     -----------            -----------
Total liabilities and stockholders' equity                                           $ 1,208,507            $ 2,723,394
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

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                      Condensed Statements Of Operations
                                  (Unaudited)

                                                                                                               Period from
                                                                                                                inception
                                                                                                              (September 17,
                                                      Three Month Periods          Nine Month Periods         1996) through
                                                      Ended September 30,          Ended September 30,         September 30,
                                                     1999           1998          1999           1998             1999
                                                  ----------     ----------    -----------    ----------      --------------
Revenues:
   Services                                       $  57,480      $   92,730    $   458,073    $  248,974       $ 1,078,123
   Products                                              --          45,000             --        59,215           118,848
                                                  ---------      ----------    -----------    ----------       -----------
Total revenues                                       57,480         137,730        458,073       308,189         1,196,971
                                                  ---------      ----------    -----------    ----------       -----------

Cost of revenues:
   Services                                              --          39,819        255,074       112,318           522,449
   Products:
     Customers                                           --          33,769             --        43,069            64,852
     Former stockholder                                  --              --             --            --            17,652
                                                  ---------      ----------    -----------    ----------       -----------
Total cost of revenues                                   --          73,588        255,074       155,387           604,953
                                                  ---------      ----------    -----------    ----------       -----------

Gross profit                                         57,480          64,142        202,999       152,802           592,018

Selling, general and administrative expenses        381,682         814,705      1,475,219     2,083,552         6,217,284
                                                  ---------      ----------    -----------    ----------       -----------

Operating loss                                     (324,202)       (750,563)    (1,272,220)   (1,930,750)       (5,625,266)
Interest and dividend income                        (17,872)        (80,163)       (64,718)     (159,444)         (285,446)
Interest expense                                        307             516          1,119        21,366            44,645
Interest expense to former employees                     --              --             --            --             3,105
Other expense (income)                               (3,827)             41          7,544       120,394           127,740
Loss realized on sale of short-term investment           --          60,121         48,545        60,121           703,306
Write-off of note receivable                        402,936              --        402,936            --           402,936
                                                  ---------      ----------    -----------    ----------       -----------
Net  loss                                         $(705,746)     $ (731,078)   $(1,667,646)  $(1,973,187)      $(6,621,552)
                                                  =========      ==========    ===========    ==========       ===========
Loss per share (basic and diluted)                $   (0.20)     $    (0.21)   $     (0.47)  $     (0.60)
                                                  =========      ==========    ===========    ==========

Shares used in computing loss per share           3,553,267        3,542,171     3,545,910     3,299,268
                                                  =========      ==========    ===========    ==========

See accompanying notes.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

            Condensed Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                     Common Stock                                 Warrants        During the
                                              --------------------------
                                                                                Additional       to Acquire       Development
                                                Shares         Amount        Paid-In Capital    Common Stock         Stage
                                              -----------    ----------    -------------------  ------------    --------------
Balance at Inception, September 17, 1996               --        $    --          $       --         $     --      $        --

Issuance of common stock for cash and
    capital subscriptions receivable            1,050,000          1,050             156,450               --               --

Net loss and comprehensive loss                        --             --                  --               --          (44,338)
                                               ----------        -------          ----------         --------      -----------
Balance at December 31, 1996                    1,050,000          1,050            156,450                --          (44,338)

Issuance of common stock for cash and
   capital subscriptions receivable             1,333,332          1,333           1,398,666               --               --

Issuance of common stock for services
   rendered                                         8,006              8               9,075               --               --

Deferred compensation                                  --             --             346,325               --               --

Issuance of warrants                                   --             --                  --          108,000               --

Net loss and comprehensive loss                        --             --                  --               --       (1,806,438)
                                               ----------        -------          ----------         --------      -----------
Balance at December 31, 1997                    2,391,338          2,391           1,910,516          108,000       (1,850,776)

Issuance of common stock and warrants           1,150,000          1,150           5,556,157          115,100               --

Exercise of common stock options                      833              1               2,082               --               --

Deferred compensation                                  --             --              (1,785)              --               --

Net loss and comprehensive loss                        --             --                  --               --       (3,103,130)
                                               ----------        -------          ----------         --------      -----------
Balance at December 31, 1998                    3,542,171          3,542           7,466,970          223,100       (4,953,906)

Exercise of common stock options                   12,760             13              17,532               --               --

Deferred compensation                                  --             --            (140,078)              --               --

Net loss and comprehensive loss                        --             --                  --               --       (1,667,646)
                                               ----------        -------          ----------         --------      -----------
Balance at September 30, 1999                   3,554,931        $ 3,555          $7,344,424         $223,100      $(6,621,552)
                                               ==========        =======          ==========         ========      ===========
                                                                             Total
                                                                          Stockholders'
                                                           Deferred         Equity
                                                         Compensation      (Deficit)
                                                        --------------   --------------
Balance at Inception, September 17, 1996                    $      --     $        --

Issuance of common stock for cash and
    capital subscriptions receivable                               --         157,500

Net loss and comprehensive loss                                    --         (44,338)
                                                            ---------     -----------
Balance at December 31, 1996                                       --         113,162

Issuance of common stock for cash and
   capital subscriptions receivable                                --       1,399,999

Issuance of common stock for services
   rendered                                                        --           9,083

Deferred compensation                                        (322,812)         23,513

Issuance of warrants                                               --         108,000

Net loss and comprehensive loss                                    --      (1,806,438)
                                                            ---------     -----------
Balance at December 31, 1997                                 (322,812)       (152,681)

Issuance of common stock and warrants                              --       5,672,407

Exercise of common stock options                                   --           2,083

Deferred compensation                                          93,512          91,727

Net loss and comprehensive loss                                    --      (3,103,130)
                                                            ---------     -----------
Balance at December 31, 1998                                 (229,300)      2,510,406

Exercise of common stock options                                   --          17,545

Deferred compensation                                         198,529          58,451

Net loss and comprehensive loss                                    --      (1,667,646)
                                                            ---------     -----------
Balance at September 30, 1999                               $ (30,771)    $   918,756
                                                            =========     ===========

See accompanying notes.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                                                      Period from
                                                                                                                       inception
                                                                                                                      (Sept. 17,
                                                                                     Nine Month Periods             1996) through
                                                                                     Ended September 30,               Sept. 30,
                                                                                  1999               1998                1999
                                                                              --------------    ---------------   ----------------
OPERATING ACTIVITIES
Net loss                                                                       $ (1,667,646)     $(1,973,187)         $(6,621,552)
Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                  23,449           69,631              138,556
      Amortization of deferred compensation                                          58,451           70,379              173,691
      Non-cash compensation and other expenses, net                                  12,626          111,950            1,322,946
      Loss realized on sale of short-term investment                                 48,545           60,121              703,306
      Write-off of note receivable                                                  402,936             ----              402,936
      Changes in operating assets and liabilities:
         Accounts receivable, net                                                   116,805         (140,542)                  --
         Prepaid expenses and other                                                  39,863          (90,740)             (29,612)
         Accounts payable                                                           (79,356)         (40,101)              57,045
         Accrued payroll and related                                                (12,164)         (36,794)              23,291
         Accrued interest payable                                                        --          (12,500)                  --
         Accrued royalty due to former stockholder                                       --           (1,345)                  --
         Other current liabilities                                                  (28,417)          15,619                  459
                                                                               ------------      -----------          -----------
Net cash used for operating activities                                           (1,084,908)      (1,967,509)          (3,828,934)
                                                                               ------------      -----------          -----------
INVESTING ACTIVITIES
Purchases of property and equipment, net                                              3,659         (122,872)            (186,412)
Notes receivable                                                                   (382,866)              --             (382,866)
Purchase of short-term investment                                                        --       (4,000,000)          (4,000,000)
Proceeds from sale of short-term investment                                       2,180,702          566,969            3,296,694
Other assets                                                                             --              523              (55,804)
                                                                               ------------      -----------          -----------
Net cash provided by (used for) investing activities                              1,801,495       (3,555,380)          (1,328,388)
                                                                               ------------      -----------          -----------
FINANCING ACTIVITIES
Proceeds from initial public offering, net of deferred offering costs                    --        5,932,313            5,672,407
Proceeds from issuance of common stock                                               17,545            2,083              279,628
Proceeds from issuance of Bridge Notes and warrants                                      --               --              600,000
Repayment of Bridge Notes payable                                                        --         (600,000)            (600,000)
Repayment of capital lease obligations                                               (4,514)          (3,920)             (10,533)
Deferred finance charges                                                                 --               --              (26,820)
Advance from former stockholder                                                          --               --               45,586
Repayment of advance from former stockholder                                             --               --              (34,874)
Proceeds from stock subscriptions payable                                           200,000               --              200,000
Collection of capital subscriptions receivable from stockholders                         --               --               97,500
                                                                               ------------      -----------          -----------
Net cash provided by financing activities                                           213,031        5,330,476            6,222,894
                                                                               ------------      -----------          -----------
Net increase (decrease) in cash and cash equivalents                                929,618         (192,413)           1,065,572
Cash and cash equivalents at beginning of period                                    135,954          298,823                   --
                                                                               ============      ===========          ===========
Cash and cash equivalents at end of the period                                 $  1,065,572      $   106,410          $ 1,065,572
                                                                               ============      ===========          ===========
SUPPLEMENTAL DISCLOSURES
Non-Cash Investing and Financing Activities:
Capital subscriptions receivable from stockholders                             $         --      $        --          $   197,500
Equipment acquired under capital lease obligations                                       --               --               18,276
Sale of equipment for note receivable                                                16,875               --               16,875
Other Cash Flow Information:
Interest paid                                                                         1,119           23,082               24,880
Income taxes paid                                                                     6,410            1,824               10,634

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

C2i is focused on business to business e-commerce and information technology services and solutions.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of September 30, 1999, the Company has not realized significant revenues and therefore, is considered to be in the development stage.

The Company's ability to transition from the development stage, and ultimately to attain profitable operations is dependent upon its ability to raise additional capital through debt or equity financing and the successful market acceptance of its products and services. As a result of C2i's failure to meet continued listing requirements, C2i's securities were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 8, 1999. This recent delisting is expected to have an adverse effect on the Company's ability to raise capital. There can be no assurances that the Company's products and services or its efforts to raise additional capital will be successful. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other future period.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements

Comprehensive Income
--------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income or loss, be reported in the financial statements in the period in which they are recognized. SFAS No. 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income
(loss). As adjusted for this item, comprehensive net loss for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                 Three Months Ended                Nine Months Ended
                                     September 30,                   September 30,
                                     -------------                   -------------
                                 1999          1998              1999           1998
                                 ----          ----              ----           ----
  Comprehensive net loss       $(705,746)   $(1,094,852)     $(1,667,646)    $(2,436,961)

2.  Note Receivable

In August 1999, in connection with C2i's entering into an agreement to merge with American Digital Network ("ADN"), C2i agreed to provide ADN with working capital in the form of a loan prior to the closing of the merger transaction. Amounts advanced under the loan agreement bear interest at a rate of 10% per annum and are unsecured. The loan is due and payable immediately prior to the consummation of the merger but no later than December 31, 1999. The loan agreement provides that all amounts outstanding under the loan agreement, including accrued interest shall automatically convert into shares of ADN common stock.

During the quarter ended September 30, 1999, C2i advanced $402,936 under the note, including $3,195 of accrued interest. In October 1999, ADN terminated the agreement to merge. As a result of this termination and the uncertainty regarding C2i's ability to collect the amount advanced to ADN under its loan agreement, C2i has fully reserved for this note.

3.  Capital Transactions

During the period from July 1, 1999 through September 30, 1999, the Company granted incentive stock options to purchase an aggregate of 22,000 shares of the Company's Common Stock, at an exercise price of $3.25 per share to a certain employees of the Company. These options vest ratably over three years, are exercisable at various dates, and expire ten years from date of grant, or earlier in the event of termination of employment.

In July 1999, the Company issued 12,760 shares of its Common Stock to a director of the Company for total cash consideration of $17,545 as a result of the exercise of stock options.

4.  Subsequent Events

On October 29, 1999, ADN terminated the agreement to merge with C2i. C2i had previously required the principal shareholders of ADN to pledge their common stock holdings in ADN (the "Collateral") to C2i to secure certain of ADN's obligations under the merger agreement. The Collateral represents approximately 78% of the total number of shares of ADN common stock outstanding and is currently in the custody of C2i. ADN's decision to terminate the merger agreement results in the automatic transfer to C2i of all right, title and interest to the Collateral. C2i has asserted its right to this Collateral and ADN, through its counsel, has advised C2i that it disagrees with C2i's assertion of these rights. There can be no assurance that C2i will be successful in its assertion.

On October 19, 1999, the Company issued 285,994 shares of Common Stock to two directors of the Company in connection with the closing of its private placement. The Company received total cash consideration of $200,000 during the third quarter related to this private placement, which has been reflected as stock subscriptions payable in the accompanying condensed balance sheet as of September 30, 1999.

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

Overview
--------

C2i Solutions, Inc. (the "Company" or "C2i") is focused on business to business e-commerce and information technology services and solutions. A key part of C2i's business strategy includes actively pursuing mergers and acquisitions and establishing additional business relationships.

From Inception through the first quarter of 1999, the Company had focused its efforts on Y2K business opportunities. At the end of the first quarter of 1999, the Company reorganized to focus its primary business on providing e-business/ e-commerce solutions that connect companies' new and existing IT applications to customers and suppliers via the Internet. As a result of its strategic realignment and restructuring, C2i completed its Y2K contracts, closed its four regional offices and eliminated approximately 14 positions. C2i currently has no ongoing client engagements.

On June 30, 1999 the Company signed a letter of intent to merge with privately-held, Southern California based, American Digital Network (ADN), an Internet Services firm offering e-commerce, connectivity, network, web site, intranet, extranet and hosting services. On August 10, 1999, C2i and ADN executed a definitive merger agreement. In connection with the entering into of the merger agreement and this intended merger, C2i also agreed to provide ADN with working capital in the form of a loan, prior to the closing of the transaction.

On October 29, 1999, ADN terminated the agreement to merge with C2i. C2i had previously required the principal shareholders of ADN to pledge their common stock holdings in ADN (the "Collateral") to C2i to secure certain of ADN's obligations under the merger agreement. The Collateral represents approximately 78% of the total number of shares of ADN common stock outstanding and is currently in the custody of C2i. ADN's decision to terminate the merger agreement results in the automatic transfer to C2i of all right, title and interest to the Collateral. C2i has asserted its right to this Collateral and ADN, through its counsel, has advised C2i that it disagrees with C2i's assertion of these rights. There can be no assurance that C2i will be successful in its assertion, that C2i will prevail in any resulting dispute or that the costs of enforcing C2i's rights will not have a material adverse effect on C2i.

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto.

Results of Operations for the three and nine month periods ended September 30,
------------------------------------------------------------------------------
1999 and 1998
-------------

Total revenues for the three months ended September 30, 1999, were $57,480 a decrease of 58% over the comparable quarter of the prior year, in which revenues totaled $137,730. This decrease in revenues resulted from the restructuring strategy and completion of existing Y2K contracts combined with an absence of new contracts. Revenues recognized during this period represent final amounts due under Y2K contracts, which were not previously recognized due to uncertainties. C2i does not currently have any ongoing client relationships and will not have any revenues to report, at least, until such relationships are developed. For the three months ended September 30, 1999, service revenues accounted for 100% of total revenues. For the three months ended September 30, 1998, service revenues accounted for 67% of total revenues, with product sales representing the remaining 33%.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

Total revenues for the nine months ended September 30, 1999, were $458,073, an increase of 49% over the comparable period of the prior year, in which revenues totaled $308,189. The increase in revenues was the result of performance of Y2K contracts, all of which have now been completed. For the nine months ended September 30, 1999, service revenues accounted for 100% of total revenues, compared with the comparable prior year period in which service revenues accounted for 81% of total revenues, with product sales representing 19%.

One customer accounted for 93% of the Company's total revenues for the nine months ended September 30, 1999. Two customers accounted for 97% of the Company's total revenues (58% and 39%) for the nine months ended September 30, 1998.

No cost of revenues were incurred for the three months ended September 30, 1999, since these revenues relate to the final amounts due under Y2K contracts, which had not been previously recognized due to uncertainties. Cost of revenues were 56% ($255,074) of total revenues for the nine months ended September 30, 1999. These costs consisted primarily of personnel related costs of providing consulting services. Cost of revenues were 53% ($73,588) of total revenues and 50% ($155,387) of total revenues for the comparable three and nine month periods in 1998, which also represented primarily personnel related costs of providing consulting services.

The Company incurred selling, general and administrative expenses for the three month period ended September 30, 1999, totaling $381,682 compared with $814,705 for the comparable prior year period. This decrease in selling, general and administrative expenses is a result of recent restructuring efforts, specifically the closure of four regional offices and the elimination of approximately 14 positions. During the nine months ended September 30, 1999, the Company incurred selling, general and administrative expenses totaling $1,475,219, a decrease of 29% over the comparable prior year period total of $2,083,552. This decrease was also primarily the result of these restructuring efforts.

Interest and dividend income was $17,872 and $64,718 for the three and nine months ended September 30, 1999, respectively, compared with $80,163 and $159,444 for the three and nine months ended September 30, 1998, respectively. This decrease for the periods in 1999 reflects a substantial decrease in interest-earning balances in 1999 compared to the 1998 balances. Interest expense totaled $307 and $1,119 for the three and nine months ended September 30, 1999, respectively, which consisted of interest on capital lease obligations, compared with total interest expense of $516 and $21,366 for the three and nine months ended September 30, 1998, respectively.

The Company originally invested a portion of the net proceeds from its initial public offering, in a mutual fund (the "Short-Term Investment"). During the first quarter of 1999, the Company sold the entire balance of the Short-Term Investment it held on December 31, 1998, and realized additional losses totaling $48,545. The Company received net proceeds aggregating $2,180,702. The Company has invested the proceeds from the sale of this Short-Term Investment in fully-insured, money market accounts and short-term U.S. government treasury bills.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

Liquidity and Capital Resources
-------------------------------

From Inception through February 1998, the Company financed its operations primarily through the proceeds from the issuance of Common Stock and a bridge financing, resulting in an aggregate of approximately $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its Common Stock. This offering provided the Company with net proceeds of $5,672,407, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. During the third quarter of 1999, the Company raised an additional $200,000 through a private placement of its common stock. Additionally, the Company received $17,545 from the exercise of stock options. Funds from these sources have been and are expected to continue to be used as working capital to fund the Company's operations, including purchases of capital equipment.

The Company's operating activities used net cash of $1,084,908 and $1,967,509 during the nine month periods ended September 30, 1999 and 1998, respectively. This decrease in cash used for operating activities in 1999 compared to 1998 results primarily from a smaller net loss for the 1999 period, which can be attributed to recent restructuring efforts.

The Company's investing activities provided cash of $1,801,495 during the nine months ended September 30, 1999 and used cash of $3,555,380 during the nine month period ending September 30, 1998, respectively. The increase in cash provided by investing activities in 1999 compared to cash used in 1998 relates to the proceeds from the sale of the short-term investment totaling $2,180,702, and net proceeds from the sale of property and equipment of $3,659 which were partially offset by cash advances under the note receivable totaling $382,866 during 1999, compared with $4,000,000 of cash used to purchase a short-term investment, $122,872 used to purchase property and equipment and proceeds from the sale of the short-term investment totaling $566,969 during 1998.

The Company's financing activities provided net cash of $213,031 and $5,330,476 during the nine months ended September 30, 1999 and 1998, respectively. The cash provided by financing activities in 1999 represents $200,000 received for stock subscriptions, $17,545 received from the exercise of stock options and cash used to repay capital lease obligations of $4,514, compared to net proceeds from the sale of common stock totaling $5,934,396 during 1998 (of which $5,932,313 related to the Company's initial public offering) which was partially offset by cash used to repay the bridge notes $600,000 and capital lease obligations $3,920 in 1998.

As of September 30, 1999, the Company had cash and cash equivalents of $1,065,572 and working capital of $844,826 compared with cash and the short-term investment of $2,365,201 and working capital of $2,344,639 at December 31, 1998. Based on management's current operating plan, the Company believes that its existing resources will be sufficient to fund operations through March 2000. However, the Company expects to continue to experience operating losses through at least March 2000, and longer if no client relationships are developed before then. C2i will be required to seek additional capital to continue its operations beyond that time. There can be no assurances that C2i will be successful in obtaining additional capital and C2i has no commitments or agreements to obtain such capital. If C2i is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

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

C2i has been required to meet certain financial tests (including net tangible assets of $2 million and a minimum bid price of the common stock of $1.00) to maintain its listing on the Nasdaq SmallCap Market. Due to its continuing losses, and inability to raise sufficient additional equity, C2i failed to meet the net tangible asset continued listing requirements. As a result, C2i's securities were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 8, 1999. C2i's securities are eligible for trading on the OTC Bulletin Board and may become subject to the regulations applicable to penny stocks. Investors may find it more difficult to obtain timely and accurate quotes and execute trades in the Company's securities and the liquidity of C2i's securities may be impaired and its trading price may be reduced. Before C2i's securities can be listed on the Nasdaq SmallCap Market, it will need to satisfy the more stingent initial listing requirements (which require, among other things, net tangible assets of $4 million and a minimum bid price of $4.00 per share). C2i may not be able to meet these requirements.

Business Risks and Uncertainties
--------------------------------

C2i has a Limited Operating History; Limited Experience in Information Technology Solutions and Lack of Current Contracts

C2i was founded in September 1996, has a limited operating history and is in the development stage. C2i has limited experience in providing information technology solutions. Although C2i has completed a limited number of projects, C2i has not completed a large scale IT project. There can be no assurance that C2i will be successful in completing large scale IT projects. As a result, C2i's operations to-date have not produced significant revenues. C2i may not generate any future revenues from the sale of its services or products. Since C2i does not currently have any ongoing client relationships, it will not generate any revenues at least until such relationships are developed.

History of Operating Losses; Need for Additional Financing; Delisting from
Nasdaq

C2i has experienced significant operating losses since its inception in September 1996. As of September 30, 1999, C2i's accumulated deficit was approximately $6,622,000. Losses have been principally the result of the various costs associated with C2i's selling, general and administrative expenses as C2i commenced operations, and began marketing activities and losses on investments. C2i expects that it will incur operating losses through at least March 2000, and longer if no client relationships are developed before then. C2i believes that its existing capital resources will enable it to fund its operations until approximately March 31, 2000. C2i will be required to seek additional capital to continue its operations beyond that time. C2i has no commitments for any future funding, and C2i may not be able to obtain additional capital in the future. If C2i is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

C2i has been required to meet certain financial tests (including net tangible assets of $2 million and a minimum bid price of the common stock of $1.00) to maintain its listing on the Nasdaq SmallCap Market. Due to its continuing losses, and inability to raise sufficient additional equity, C2i failed to meet the net tangible asset continued listing requirements. As a result, C2i's securities were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 8, 1999. C2i's securities are eligible for trading on the OTC Bulletin Board and may become subject to the regulations applicable to penny stocks. Investors may find it more difficult to obtain timely and accurate quotes and execute trades in the Company's securities and the liquidity of C2i's securities may be impaired and its trading price may be reduced. Before C2i's securities can be listed on the Nasdaq SmallCap Market, it will need to satisfy the more stingent initial listing requirements (which require, among other things, net tangible assets of $4 million and a minimum bid price of $4.00 per share). C2i may not be able to meet these requirements.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

Risk of Shares Being Characterized as Penny Stocks; Impaired Liquidity of the Shares

The SEC has adopted regulations which define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to shares if:

     *  They are listed on the Nasdaq SmallCap Market;
     * Certain price and volume information is publicly available on a current and continuing basis; and,
     * The issuer meets certain minimum net tangible assets or average revenue criteria.

There can be no assurance that C2i's securities will qualify for exemption from the penny stock restrictions. If C2i's shares were subject to the rules on penny stocks, the market liquidity for these shares would be adversely affected.

Need to Develop New Products and Services Unrelated to Year 2000 Solutions Risks; Associated with Potential Unspecified Acquisitions

To date, C2i has generated substantially all of its revenues from its Year 2000 solutions. C2i plans to actively pursue business opportunities unrelated to the Year 2000 problem in the information technology consulting services market through mergers and acquisitions, although no specific acquisitions are currently in negotiation or planned. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things:

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

No assurance can be given that C2i will undertake acquisition activities, will complete any acquisitions, or that if an acquisition does occur it will not materially and adversely affect C2i or will be successful in enhancing C2i's business. If C2i proceeds with one or more significant acquisitions, a substantial portion of C2i's available cash could be used to consummate those transactions. Alternatively, C2i might issue equity securities as consideration for an acquisition, which might result in significant dilution of the stockholders' ownership interest in C2i, or C2i could issue debt securities to finance an acquisition, which might reduce the book value and earnings per share of C2i common stock. The accounting for business acquisitions by C2i is likely to involve the recognition of significant goodwill and intangible assets in connection with the acquisition and, as a result, would typically result in substantial charges against C2i's reported future operating results.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

Customer and Supplier Concentration; No Follow-On Business

A large portion of C2i's revenues have been dependent on a few customer projects. C2i derived approximately 93% of its revenues for the nine months ended September 30, 1999, from one customer and 92% of its revenues for the year ended December 31, 1998 from two customers. As of December 31, 1998, 100% of the accounts receivable balance related to two customers. In addition, C2i has experienced a supplier concentration, with 93% of its total cost of revenues for the nine months ended September 30, 1999, resulting from purchases from one supplier, and 32% of its total cost of revenues for the year ended December 31, 1998, resulting from purchases from two suppliers. As a result of C2i's decision not to pursue additional Y2K projects, C2i currently has no ongoing projects or expectations of future projects from its previous customers, including significant customers. The loss of these significant customers and the absence of any current revenue generating client relationships is expected to have a material adverse effect on C2i's business, financial condition and results of operations.

Intense Industry Competition in the Information Technology Services Industry; Competitive Disadvantages

The market for information technology service providers is highly competitive. C2i's lack of resources and limited experience compared to other providers makes it extremely vulnerable to competition from larger companies, all of which benefit from greater recognition, larger lists of reference clients and significantly greater financial, technical and marketing resources. Leading competitors have proven products which can provide them with a significant advantage over C2i because C2i's services have not been widely deployed and therefore present potential customers with uncertainty not associated with existing solutions from larger companies. In addition, many of C2i's potential clients for future product and service offerings are likely to be reluctant to choose small companies as key suppliers or service providers due to concerns about long term viability and, especially in the case of high profile projects, the consequences to the organization of a failure of a proposed solution. There can be no assurance that C2i will overcome these disadvantages.

Dependence on Key Personnel; Management of Restructuring of Information Technology Operations

C2i's success will, to a large extent, depend upon the continued services of its executive officers who have limited experience at managing a business like C2i's or in evaluating potential strategic alternatives. The loss of services of any of these four executive officers may materially and adversely affect C2i. C2i's employment agreements with its key personnel may be terminated by either party, with or without cause, with the exception of its agreement with Mr. Whalen. Mr. Whalen's employment agreement has a term of five years, expiring in May 2002, and limits C2i's ability to terminate him, except for cause, and provides for six months severance pay, unless Mr. Whalen voluntarily resigns his position. Mr. Wooten's and Ms. Hessler's employment agreements are terminable at will, but if either individual's employment with C2i is terminated prior to March 2004 for any reason, other than cause, that individual will receive two years severance pay unless that individual voluntarily resigns his or her position. If Mr. Wooten or Ms. Hessler are terminated prior to March 2004 for cause, they will receive six months severance. Mr. Hartman's employment agreement is terminable at will, but if his employment with C2i is terminated prior to March 2004 for any reason other than cause, Mr. Hartman will receive six months severance pay unless he voluntarily resigns his position. C2i has key man life insurance in the amount of $1,000,000 on Mr. Whalen.

                              C2i Solutions, Inc.
                         (A Development Stage Company)

Concentration of Share Ownership and Voting Power Among Directors and Officers

The directors and officers of C2i control approximately 50.5% of the voting power and therefore have the votes required to elect all of C2i's directors and, hence, will be able to control the affairs of C2i. In addition, the directors and officers of C2i will have a substantial portion of all the votes required to amend C2i's Certificate of Incorporation and By-laws and effect or preclude fundamental corporate transactions involving C2i, including the acceptance or rejection of any proposals relating to a merger of C2i or an acquisition of C2i by another entity, in each case without the approval of any of C2i's other stockholders.

Year 2000 Compliance
--------------------

Many currently installed computer systems and software products are not capable of distinguishing 20/th/ century dates from 21/st/ century dates. As a result, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the Year 2000 on a wide range of business systems, the Company's products and services may be affected.

The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business. The Company has completed its assessment of its own computer systems and based upon this assessment, the Company believes its computer systems are "Year 2000 compliant", and therefore are capable of adequately distinguishing 21/st/ century dates from 20/th/ century dates. However, there can be no assurance that the Company has properly identified and remediated all significant Year 2000 problems in its own computer systems, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact.

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

Proceeds of the initial offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $132,868 to purchase machinery, equipment and other capital additions, $12,146 to repay capital leases and accrued interest, $2,057,301 to pay employees' and officers' salaries and related payroll taxes, $409,594 for occupancy costs, $253,513 for advertising and promotion, $155,100 for recruiting, $534,832 for other general corporate purposes, and realized investment losses totaling $453,028 net of related interest and dividend income. The remaining proceeds from the initial public offering have been invested in fully insured, money market accounts and short-term U.S. government treasury bills pending their use.

ITEM 6:   Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          See Exhibit Index.

     (b)  Reports on Form 8-K:

          No Reports on Form 8-K were filed during the quarter ended September 30, 1999.



                                 EXHIBIT INDEX
Exhibit
Number    Description of Document
------    -----------------------

27.1      Financial Data Schedule

                              C2i Solutions, Inc.
                         (A Development Stage Company)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  C2i SOLUTIONS, INC.



Dated: November 12, 1999          By: /s/ John Anthony Whalen, Jr.
                                      ---------------------------------------
                                          John Anthony Whalen, Jr., President
                                          and Chief Executive Officer


Dated: November 12, 1999          By: /s/ Diane E. Hessler
                                      ---------------------------------------
                                          Diane E. Hessler
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)