Form 10KSB
period 1999-12-31
GLOBALDIGITALCOMMERCE COM INC
filed 2000-03-30
CIK 1048135

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB
                                  -----------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23589

                        GlobalDigitalCommerce.com, Inc.
                (Name of small business issuer in its charter)

                         Delaware                                                              33-0775687
              (State or other jurisdiction of                                     (I.R.S. Employer Identification No.)
              incorporation or organization)
 10650 Scripps Ranch Blvd., Suite 210, San Diego, California                                      92131
          (Address of principal executive offices)                                             (Zip Code)

        Registrant's telephone number, including area code:                                 (858) 790-1212

     Securities registered pursuant to Section 12(b) of the Act:                                 None

     Securities registered pursuant to Section 12(g) of the Act:                    Common Stock, $.001 par value
                                                                                    Redeemable Warrants

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes X No__
                                                                  --

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for its most recent fiscal year were $462,673.

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $1,159,000 as of March 2, 2000. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded, since such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 2000, the Registrant had 3,840,925 shares of its $.001 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

         Transitional Small Business Disclosure Format: Yes___ No  X
                                                                  ---

--------------------------------------------------------------------------------

                                    PART I

          This Annual Report on Form 10-KSB contains certain forward-looking statements, including statements relating to the Company's business strategy, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and, in particular, those contained in "Item 6--Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Business Risks and Uncertainties," that could cause actual results to differ materially from those projected.

Item 1.   Description of Business
---------------------------------

The Company

          GlobalDigitalCommerce.com, Inc. (the "Company" or "GDCC") was incorporated in the State of Delaware on September 30, 1997 under the name of C2i Solutions, Inc.

          The Company was initially organized as a California limited liability company under the name of Challenge 2000 International LLC on September 17, 1996 ("Inception"). From Inception through September 30, 1997, the Company operated under the name of Challenge 2000 International LLC. On September 30, 1997, the Company reorganized as a Delaware corporation and changed its name to C2i Solutions, Inc. From September 30, 1997 through December 1999, the Company operated under the name of C2i Solutions, Inc. In December 1999, the Company changed its name from C2i Solutions, Inc. to GlobalDigitalCommerce.com, Inc.

          The Company's business strategy envisions a multi-phased roll-up transaction, with each phase being comprised of a merger between the Company and one or more privately-held companies who provide synergistic business to business e-commerce and information technology services and solutions, as well as a capital infusion from an external source. The Company's efforts are currently focused on identifying and evaluating potential merger and acquisition targets.

          From Inception through the first quarter of 1999, the Company had focused its efforts on Y2K business opportunities. At the end of the first quarter of 1999, the Company reorganized, changing its primary business focus to the Internet and business to business e-commerce. As a result of this strategic realignment, the Company completed its Y2K related contracts, closed its four regional offices, and eliminated approximately 14 positions. The Company currently has no ongoing client engagements or sales and marketing activities.

Customers

          During 1999, the Company expanded its customer base to include a small project for a non-profit educational institution. During 1999, the Company also completed projects for Nicholas Applegate Capital Management, a mutual-fund management company and another major New York-based capital management firm. However, as a result of the change in business focus discussed above, the Company did not pursue additional Y2K related projects from these or other customers. Substantially all of the Company's revenues to date have been derived from Y2K projects. The Company currently has no ongoing projects or expectations of future projects from any of its previous customers, including companies that had been significant customers.

--------------------------------------------------------------------------------

Sales and Marketing

          Through the end of the first quarter of 1999, the Company used a sales and marketing strategy designed to promote and enhance recognition of the Company's products and services through referrals from parties who had entered into VAR or other business relationships with the Company, including outside sales agents. During the first quarter of 1999, the Company also used a direct sales force to promote and enhance recognition of the Company's products and services and to follow up with potential customers identified through the aforementioned business relationships, referrals, and a telemarketing campaign. Following it's strategic reorganization in March 1999, the Company terminated its efforts to market or sell its products and services. The Company does not have any marketing or sales activities currently in progress.

Competition

          The market for services relating to IT in general is increasingly competitive, highly fragmented, and subjected to intense technological development. Global Digital Commerce's initial strategy to service Y2K-related projects did not succeed due to lack of interest in the marketplace to outsource such work as well as the otherwise fortuitous fact that the widely-proclaimed problems of Y2K failed to materialize. The company has therefore restructured its operations and personnel and has reformulated a strategy focusing on the development of a service network for business-to-business e-commerce. Since very few such entities with experience exist in this marketplace, the company is unable to clearly define the competition. Furthermore, the market landscape is changing constantly as 1. There are no substantial barriers to entry in the internet market, 2. The industry is consolidating at a rapid pace, and 3. Many of our potential competitors are forming cooperative alliances altering their focus and direction.

          While too numerous to list individually, potential competitors generally offer some of the Internet professional services that we plan to offer and include:

          - traditional strategic consulting firms which are rapidly developing and selling Internet-expertise,

          -    interactive advertising agencies and/or website developers,

          -    professional service groups of computer equipment companies,

          -    traditional systems integrators, and

          -    internet access providers.

          Many of our existing or potential competitors have longer operating histories, greater name recognition, larger established client bases, longer client relationships and significantly greater financial, technical, personnel, and marketing resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients, employees, and strategic partners. Further, our competitors may perform Internet services that are equal or superior to our planned services or that achieve greater market acceptance than our services. We have no patented or other planned proprietary technology that would preclude or inhibit competitors from duplicating our planned services.

          Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to compete successfully against existing or future competitors.

-------------------------------------------------------------------------------

Employees

          As of December 31, 1999, the Company had 6 full-time employees and 3 part-time employees.

          Subsequent to December 31, 1999, three senior level employees left the Company (1). The Company is currently recruiting replacement personnel to fill the vacancies left by these former employees. Over the next twelve months, the Company expects to maintain the approximate number of employees it had as of year-end at the corporate level. As previously noted, the Company plans to grow through mergers and acquisitions, the results of which cannot be quantified herein. The actual number of employees to be hired is dependent on a number of factors, including interest in the Company's merger and acquisition strategy. Also, competition for qualified personnel is intense and there are a limited number of professionals with the level of knowledge and experience required by the Company. There can be no assurance that the Company will be successful in attracting, integrating, training, and retaining such personnel to meet the Company's future needs.

(1)

Name                         Position                     Date Left            Replaced By               Date Hired
----                         --------                     ---------            -----------               ----------
Clyde Wooten                 Sr. Vice President &         January 21, 2000     N/A                       N/A
                             Chief Technology Officer

Thomas M. Hartman            Sr. Vice President, Sales,   February 18, 2000    Jeff H. Primes            March 7, 2000
                             Marketing, & Operations

Diane E. Hessler             Sr. Vice President,          March 3, 2000        Richard H. Middelberg     March 15, 2000
                             Finance, Secretary &
                             Chief Financial Officer


Item 2.   Description of Property
---------------------------------

          The Company leases approximately 1,700 square feet of office space in San Diego, California pursuant to a one-year lease agreement, which expires February 28, 2001. These facilities serve as the Company's principal offices. The Company moved into these facilities in March 2000. The Company also leases approximately 9,500 square feet of office space in San Diego, California pursuant to a 13-month lease agreement, which expires September 30, 2000. The Company moved into these facilities in September 1999 and has agreed to sublet these premises commencing March 15, 2000, for the remainder of the lease term. Management believes that its current facilities will be adequate for its current needs and that additional suitable space will be available in the San Diego area if the Company's facilities need to expand.


Item 3.   Legal Proceedings
---------------------------

Legal Proceedings.
-----------------

On January 10, 2000 the Securities and Exchange Commission entered a Formal Order of Investigation in a matter entitled Trading in the Securities of C2i Solutions, Inc. (LA-01970). This order enables the SEC to subpoena documents and witnesses and to compel their compliance with an inquiry concerning possible suspicious trading in the Company's Common Stock prior to a July 2, 1999 announcement of an execution of a letter of intent to merge with American Digital Network, Inc. The Company has received a subpoena to produce documents to the SEC and has complied with that request. The Company and its CEO have also provided documents to the SEC in response to earlier informal document requests. Pursuant to terms of its Indemnification Agreement with its CEO, the Company is reimbursing the CEO for legal expenses incurred in this matter. This investigation may result in substantial expenditures of available resources and may divert management's attention from executing on the Company's acquisition strategy. As a result, this investigation could have a material adverse effect on the Company, its results of operations and its prospects.

The Company has been named as a defendant in a lawsuit filed by Allen & Caron, Inc. in Superior Court located in Orange County, California. The compliant alleges breach of contract, fraud and related claims associated with alleged amounts unpaid to Allen & Caron for its consulting services in the areas of investor relations. The compliant seeks recovery of approximately $21,500 in unpaid services, plus interest, punitive damages and attorneys fees. Given the inherent uncertainty involved with litigation, the Company is unable to determine whether or when this matter will be resolved short of trial and the extent of any payments the Company will be required to make.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     None.

-------------------------------------------------------------------------------

                                    PART II

Item 5.   Market for the Common Equity and Related Stockholder Matters
----------------------------------------------------------------------

          The Company effected an initial public offering ("IPO") on February 24, 1998 with its Common Stock and Redeemable Warrants traded on the Nasdaq SmallCap Market under the symbols "CTWO" and "CTWOW," respectively. As a result of the Company's failure to meet continued listing requirements, effective with the close of business on November 8, 1999, the Company's securities were delisted from the Nasdaq SmallCap Market and commenced trading on the OTC Bulletin Board. The following table sets forth the high and low bid prices for the Company's Common Stock, as reported on the Nasdaq SmallCap Market and the OTC Bulletin Board for the periods indicated. These reported prices reflect interdealer prices without adjustments for retail markups markdowns or commissions.

                                             High                Low
                                             ----                ---

    First Quarter 1998                       14  1/2              6
    (beginning February 24, 1998)

    Second Quarter 1998                      13                   7  1/2

    Third Quarter 1998                        8  5/8              2  3/8

    Fourth Quarter 1998                       3  3/4                 5/8

    First Quarter 1999                        2  5/8                 7/8

    Second Quarter 1999                       2  1/8                 3/4

    Third Quarter 1999                        5                   1  1/4

    Fourth Quarter 1999                       1  9/16                3/8

          As of March 2, 2000, there were 26 stockholders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

          The Company has not paid any cash dividends on its Common Stock. The Company currently expects that it will retain its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

          In the last fiscal year, the Company has sold and issued the following unregistered securities:

          In July 1999, a director exercised stock options equaling 12,760 shares at an exercise price of $1.375 per share, for aggregate consideration of $17,545.

-------------------------------------------------------------------------------

          In October 1999, the Company issued an aggregate of 285,994 shares of Common Stock to two directors of the Company at a price of $0.70 per share, for aggregate consideration of $200,000 in connection with a private placement. No underwriters were employed in connection with this transaction.

          The issuances described above were exempt from registration under
Section 4 (2) of the Securities Act because they did not involve a public offering.

          The net proceeds to the Company from the sale of the 1,150,000 shares of Common Stock and 1,150,000 Redeemable Warrants in the IPO (including $100 of proceeds from the Underwriters Warrants) were $5,672,407 after deducting underwriting discounts and commissions and the offering expenses payable by the Company.

          Proceeds of the initial public offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $132,915 to purchase machinery, equipment and other capital additions, $17,147 to repay capital leases and accrued interest, $2,176,317 to pay employees' and officers' salaries and related payroll taxes, $452,731 for occupancy costs, $260,830 for advertising and promotion, $155,100 for recruiting, $575,082 for other general corporate purposes and realized and unrealized investment losses totaling $453,028 net of related interest and dividend income. The remaining proceeds from the initial public offering have been invested in cash equivalents pending their use.

Item 6.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
          Results of Operations.
          ---------------------

          This discussion contains forward-looking statements, including those relating to the Company's strategy, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Business Risks and Uncertainties'" and elsewhere in this Form 10-KSB. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 7 of this report.

Overview

          GlobalDigitalCommerce.com, Inc. ("GDCC" or the "Company") is pursuing business opportunities in the e-commerce and information technology services and solutions arenas through mergers and acquisitions. The Company's business strategy envisions a multi-phased roll-up transaction, with each phase being comprised of a merger between the Company and one or more privately-held companies who provide synergistic business to business e-commerce and information technology services and solutions, as well as a capital infusion from an external source. The Company's efforts are currently focused on identifying and evaluating potential merger and acquisition targets.

          The Company was founded in late 1996 and has a limited operating history. From Inception (September 17, 1996) through mid-1997, the majority of the Company's activities involved raising capital, research, developing the business plan, establishing relationships and recruiting personnel. Sales and marketing efforts during the subsequent 18 months were unsuccessful in developing significant business. As a result, the Company's operations to-date have not produced significant revenues and the Company is considered to be in the development stage.

-------------------------------------------------------------------------------

          From Inception through the first quarter of 1999, the Company had focused its efforts on Y2K related business opportunities. At the end of the first quarter of 1999, the Company reorganized, changing its primary business focus to the Internet and business to business e-commerce. As a result of this strategic realignment, the Company completed its Y2K related contracts, closed its four regional offices, and eliminated approximately 14 positions. The Company currently has no ongoing client engagements or sales and marketing activities.

          There can be no assurance that the Company will be able to successfully expand into the internet and business to business e-commerce areas. The Company's failure to develop products and services through acquisitions would materially adversely affect the Company's business, operating results and financial condition. See "Risk Factors--Need to Develop New Products and Technologies."

          In view of the early stage of development and current absence of revenue producing activities there can be no assurance that the Company will be able to implement its strategy or achieve or maintain profitable operations. The Company expects to continue to incur operating losses at least until it can complete an acquisition.

          Revenues associated with performance under contracts to provide Year 2000 consulting and reengineering services were recognized utilizing the percentage-of-completion method, in the ratio that labor-hours incurred to-date bear to estimated total labor-hours at completion, provided that collection of the related receivable was probable. Adjustments to contract cost estimates were made in the periods in which the facts requiring such revisions become known. If the revised estimates indicated a loss, such loss was provided for currently in its entirety. The costs of providing warranty and follow-on customer support are currently non-existent. In the future such costs are not expected to be significant and would be accrued if appropriate.

          The Company recognized revenue from the sale of software and hardware products upon delivery of the product to customers. Revenues on sales of software products to customers, which required significant continued obligation from the Company, were deferred until such obligations were no longer significant. The Company currently does not have any revenue producing activities in place.

-------------------------------------------------------------------------------

     Results of Operations

          As a result of the Company's decision in early 1999 to focus on acquisitions and to conclude its Y2K related activities, comparisons of previous operating results are not meaningful.

     The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of total revenues:

                                                                                                              Period from
                                                                                                               Inception
                                                                                                            (September 17,
                                                           Year Ended               Year Ended               1996) through
                                                        December 31, 1998       December 31, 1999          December 31, 1999
                                                       ------------------      -------------------        ------------------
Revenues                                                            100.0%                   100.0%                    100.0%
Cost of revenues                                                     45.7%                    55.1%                     50.3%
                                                       ------------------      -------------------        ------------------

Gross profit                                                         54.3%                    44.9%                     49.7%
Selling, general and administrative expenses                        442.4%                   387.6%                    543.2%
                                                       ------------------      -------------------        ------------------

Operating loss                                                     (388.1%)                 (342.7%)                  (493.5%)
Other (income) expense, net                                          88.6%                    (7.1%)                    47.3%
                                                       ------------------      -------------------        ------------------

Loss before taxes                                                  (476.7%)                 (335.6%)                  (540.8%)
Provision for income taxes                                            0.8%                     0.9%                      1.1%
                                                       ------------------      -------------------        ------------------

Net loss                                                           (477.5%)                 (336.5%)                  (541.8%)
                                                       ==================      ===================        ==================

     Fiscal Year Ended December 31, 1999.

         Revenues. Total revenues for the year ended December 31, 1999, were $462,673, a decrease of 29% over the prior year, in which revenues totaled $649,817. This decrease in revenues resulted from the restructuring strategy and completion of existing Y2K contracts combined with an absence of new contracts. For the year ended December 31, 1999 service revenues accounted for 100% of total revenues. Total revenues for the year ended December 31, 1998 consisted of service revenues of 88% and revenues from product sales of 12%.

          One customer accounted for 89% of the Company's revenues for the year ended December 31, 1999. Two customers accounted for 92% of the Company's revenues for the year ended December 31, 1998 (73% and 19%, respectively). The Company does not expect that any of these customers will be the source of any future revenues.

          Cost of Revenues. Cost of revenues were 55% ($255,074) of total revenues for the year ended December 31, 1999. These costs consisted of personnel related costs of providing consulting services. Cost of revenues was 46% ($296,685) of total revenues for the year ended December 31, 1998, and consisted primarily of personnel related costs of providing consulting services and the costs of products sold. For the year ended December 31, 1999 the gross margin percentage was 45% compared to the prior year gross margin percentage of 54%, which reflects less favorable subcontract rates negotiated during 1999, as well as less favorable terms on a contract with its major customer.

-------------------------------------------------------------------------------

          Selling, general and administrative expenses. The Company incurred selling, general and administrative expenses for year ended December 31, 1999 totaling $1,793,155, compared with $2,874,866, for the prior year. This decrease in 1999 over 1998 resulted primarily from decreased personnel and related expenses, decreased facilities expenses in connection with the closure of the four regional offices, overall contraction of operations, and decreased travel and marketing expenses incurred as a result of the restructuring and reorganization the Company implemented in March 1999.

          Other Income and Expenses. Interest and dividend income was $85,950 for the year ended December 31, 1999, compared with $220,728 for the year ended December 31, 1998. This decrease in 1999 reflects a decrease in interest-earning balances in 1999 compared with the 1998 balances, as the net proceeds from the Company's initial public offering are being used to fund operations. Interest expense totaled $2,600 and $21,827 for the years ended December 31, 1999 and 1998, respectively, and are related to capital lease obligations. Interest expense for the year ended December 31, 1998 also included amounts related to the debt financing completed in October 1997.

          The Company originally invested a portion of the net proceeds from its initial public offering in a mutual fund (the "Short-Term Investment"). During the first quarter of 1999, the Company sold the entire balance of the Short-Term Investment it held on December 31, 1998 and realized losses of $48,545. During the year ended December 31, 1998, the Company realized losses of $161,098 related to the Short-Term Investment. In addition, the Company experienced declines in fair value of $493,663 on the Short-Term Investment that were judged to be other than temporary, which the Company included in its statements of operations in 1998.

          During the year ended December 31, 1999, the Company entered into an agreement to merge with American Digital Network ("ADN"). In connection with this planned merger transaction, the Company agreed to provide ADN with working capital, in the form of an interest-bearing note receivable, prior to the closing of the merger transaction. In October 1999, ADN and the Company, jointly terminated the agreement to merge. As a result of this termination and the uncertainty regarding the Company's ability to collect the amount advanced to ADN under its loan agreement, the Company recorded an allowance to fully reserve this note on September 30, 1999, in the amount of $402,936. In March of 2000, the Company received payment in full from ADN of the note receivable in the amount of $449,379 including $394,991 of principal, $32,181 of lease payments made on behalf of ADN and $22,207 of accrued interest. Accordingly on December 31, 1999, the Company reversed the allowance for this note provided in the financial statements and Form 10-QSB for the period ending September 30, 1999, of $402,936. The Company recorded additional accrued interest of $10,435 and lease payments made on behalf of ADN of $14,962 for the fourth quarter of 1999 for a total outstanding balance of $428,333.

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

-------------------------------------------------------------------------------

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

Liquidity and Capital Resources

          From Inception (September 17, 1996) through February 1998, the Company financed its operations primarily through the proceeds from the issuance of Common Stock and a bridge financing, completed in October 1997, resulting in an aggregate of $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its Common Stock. This offering provided the Company with the net proceeds of $5,672,407, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. The Company received $2,083 and $17,545 in March 1998 and July 1999, respectively, related to the exercise of stock options. In August 1999 the Company received $200,000 for issuance of its Common Stock in a private placement to two directors. Funds from these sources have been and are expected to continue to be used as working capital to fund the Company's operations.

          The Company's operating activities used net cash of $1,306,785 and $2,427,294 during the years ended December 31, 1999 and 1998, respectively. This decrease in cash used for operating activities in 1999 compared to 1998 results primarily from the restructuring and reorganization the Company implemented in March 1999. This restructuring decreased operating expenses by lowering the number of employees, closing four regional offices and decreasing travel and marketing expenses.

-------------------------------------------------------------------------------

          The Company's investing activities provided cash of $1,786,693 during the year ended December 31, 1999 compared with cash of $3,064,650 used in investing activities during the year ended December 31, 1998. This increase in cash provided by investing activities in 1999 compared to 1998 results primarily from proceeds from sales of short-term investments of $2,180,702 in 1999 compared with net cash used of $2,884,008 for the purchase of short-term investments. During the year ended December 31, 1998, the Company used $129,038 to purchase property and equipment, compared with $3,819 of proceeds from the sale of property and equipment during the same period in 1999. During the year ended December 31, 1999, the Company used $397,828 as an advance to ADN under the loan agreement.

          The Company's financing activities provided net cash of $208,845 and $5,329,075 during the years ended December 31, 1999 and 1998, respectively. This decrease in cash provided by financing activities in 1999 compared to 1998 results from a decrease in net proceeds from the sale of common stock and redeemable warrants totaling $5,716,851 during 1998 (of which $5,932,313 related to the Company's initial public offering). During the year ended December 31, 1999, the Company used $8,700 to repay capital lease obligations, compared with $5,321 in 1998 used for this same purpose. During the year ended December 31, 1998, the Company also used $600,000 to repay the bridge notes.

          As of December 31, 1999, the Company had cash and cash equivalents of $824,707 and working capital of $757,725 compared with cash and cash equivalents of $2,365,201 and working capital of $2,344,639 at December 31, 1998. Based on management's current business plan, the Company believes that its existing resources will be sufficient to fund operations through approximately September 30, 2000. However, the Company expects to continue to experience operating losses and to use cash in operations at least until it can complete an acquisition.

          The Company's ability to achieve profitability will be dependent upon a number of factors, including interest in and support for the Company's merger and acquisition strategy, as well as management's ability to execute its strategy and to obtain financing. There can be no assurance that the Company will be able to successfully execute its strategy, that any such current or future strategy will provide the Company with expected benefits, or that the Company will ever be able to generate revenues sufficient to cover its expenses. There is also no assurance that the Company will be able to obtain future financing.

          If the Company cannot generate sufficient revenues, of which there can be no assurance, the Company will be required to raise capital from the sale of equity securities or the issuance of debt. There is no assurance that such sales or issuances can be effected at favorable terms, if at all.

          The timing and amount of the Company's capital requirements will depend on a number of factors, including interest in and support for the Company's merger and acquisition strategy, as well as management's ability to execute its strategy, competitive pressures, and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or, that if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to implement its strategy, develop or enhance its products and services, take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

-------------------------------------------------------------------------------

Interest Rate Risk

          The Company is exposed to changes in interest rates primarily from its short-term investments in certain available for sale securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. During the year ended December 31, 1999, the Company realized losses on its short-term investments totaling $48,545. The Company has invested its cash resources in fully-insured money market accounts, short-term U.S. Government treasury bills and investment grade commercial paper. The Company believes a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest-sensitive financial instruments it holds.

Business Risks and Uncertainties

GDCC has a Limited Operating History; Limited Experience in Information Technology and E-Commerce Solutions and Lack of Current Contracts

          GDCC was founded in September 1996, has a limited operating history and is in the development stage. GDCC has limited experience in providing information technology or E-commerce solutions. GDCC's operations to date have not produced significant revenues and its decision to refocus on acquisitions means that it will not produce any revenues at least until it is able to complete an acquisition. GDCC may not generate any future revenues from the sale of its services or products through acquisition. Since GDCC does not currently have any ongoing client relationships, it will not generate any revenues at least until such relationships are developed.

History of Operating Losses; Need for Additional Financing

          GDCC has experienced significant operating losses since its inception in September 1996. As of December 31, 1999, GDCC's accumulated deficit was $6,510,653. Losses have principally been the result of the various costs associated with GDCC's selling, general and administrative expenses as GDCC commenced operations, and began marketing activities and losses on investments. GDCC expects that it will continue to incur operating losses if no acquisitions are completed. GDCC believes that its existing capital resources will enable it to fund its operations until approximately September 30, 2000. GDCC will be required to seek additional capital to continue its operations beyond that time. GDCC has no commitments for any future funding, and GDCC may not be able to obtain additional capital in the future. If GDCC is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations.

          Due to its continuing losses, and inability to raise sufficient additional equity, GDCC failed to meet the requirements for continued listing of its shares on the Nasdaq SmallCap market. As a result, GDCC's securities were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 8, 1999. GDCC's securities are currently traded on the OTC Bulletin Board and may become subject to the regulations applicable to penny stocks. Investors may find it more difficult to obtain timely and accurate quotes and execute trades in the Company's securities and the liquidity of GDCC's securities may be impaired. Before GDCC's securities can be listed on the Nasdaq SmallCap Market, it will need to satisfy the more stringent initial listing requirements (which require, among other things, net tangible assets of $4 million and a minimum bid price of $4.00 per share). GDCC may not be able to meet these requirements.

-------------------------------------------------------------------------------

Need to Develop New Products and Services; Risks Associated with Potential Unspecified Acquisitions

          To date, GDCC has generated substantially all of its revenues from its Y2K related activities. As a result of its changed focus, GDCC plans to actively pursue business opportunities in the Internet and business to business e-commerce market through mergers and acquisitions, although no specific acquisitions are ready to be completed. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things:

          .    The assumption of unforeseen liabilities;

          . The difficulty of assimilating the operations and personnel of the acquired companies;

          .    The potential disruption of GDCC's business;

          . The inability of GDCC's management to maximize the financial and strategic position of GDCC by the incorporation of acquired technology or business into GDCC;

          . The difficulty of maintaining uniform standards, controls, procedures and policies;

          . The potential loss of key employees of the acquiring or acquired companies; and

          . The impairment of relationships with employees, consultants, customers, and suppliers as a result of changes in management.

          No assurance can be given that GDCC will undertake acquisition activities, will complete any acquisitions, or that if an acquisition does occur it will not materially and adversely affect GDCC or will be successful in enhancing GDCC's business. If GDCC proceeds with one or more significant acquisitions, a substantial portion of GDCC's available cash could be used to consummate those transactions. Alternatively, GDCC might issue equity securities as consideration for an acquisition which might result in significant dilution of the stockholders' ownership interest in GDCC, or GDCC could issue debt securities to finance an acquisition, which might reduce the book value and earnings per share of GDCC common stock. The accounting for business acquisitions by GDCC is likely to involve the recognition of significant goodwill and intangible assets in connection with the acquisition and, as a result, would typically result in substantial charges against GDCC's reported future operating results.

No Follow-On Business

          As a result of GDCC's decision not to pursue additional Y2K projects, GDCC currently has no ongoing projects or expectations of future projects from its previous customers, including significant customers. The absence of any current revenue generating client relationships is expected to have a material adverse effect on GDCC's business, financial condition and results of operations. GDCC will not have any revenues at least until it completes an acquisition.

Dependence on Key Personnel

          GDCC's success will, to a large extent, depend upon the continued services of its executive officers who have limited experience at managing a business like GDCC's or in evaluating potential strategic alternatives. The loss of services of any of these executive officers may materially and adversely affect GDCC. GDCC's employment agreements with its key personnel may be terminated by either party, with or without cause, with the exception of its agreement with Mr. Whalen. Mr. Whalen's employment agreement has a term of five years, expiring in May 2002, and limits GDCC's ability to terminate him, except for cause, and provides for six months severance pay, unless Mr. Whalen voluntarily resigns his position.

          Three of the executive officers of GDCC have left the Company since December 31, 1999. While the Company has recruited two replacements, these transitions have affected, for at least the short term, the Company's ability to implement its strategic plan.

-------------------------------------------------------------------------------

Concentration of Share Ownership and Voting Power Among Directors and Officers

          The directors and officers of GDCC control approximately 45.6% of the voting power and therefore have close to a majority of the votes required to elect all of GDCC's directors and, hence, will be able to significantly influence the affairs of the Company. In addition, the directors and officers of GDCC will have a substantial portion of all the votes required to amend GDCC's Certificate of Incorporation and By-laws and significantly effect fundamental corporate transactions involving GDCC, including the acceptance or rejection of any proposals relating to a merger of GDCC or an acquisition of GDCC by another entity.

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

          .    They are listed on the Nasdaq SmallCap Market;

          . Certain price and volume information is publicly available on a current and continuing basis; and,

          . The issuer meets certain minimum net tangible assets or average revenue criteria.

          There can be no assurance that GDCC's securities will qualify for exemption from the penny stock restrictions. If GDCC's shares were subject to the rules on penny stocks, the market liquidity for these shares would be adversely affected.

Item 7.   Financial Statements.
------------------------------

          The financial statements and related notes thereto required by this item are listed and set forth in a separate section of this report following the index to exhibits.

Item 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

--------------------------------------------------------------------------------

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

          The directors and executive officers of the Company and their ages are as follows:

  NAME                                                  AGE                               POSITION
  ----                                                  ---                               --------
  John Anthony Whalen, Jr.                              57                Chairman of the Board of Directors;
                                                                          President and Chief Executive Officer

  Richard H. Middelberg                                 35                Vice President, Finance, Chief Financial
                                                                          Officer and Secretary

  Jeff H. Primes                                        45                Vice President, Mergers and Acquisitions

  William J. Kaffer (1) (2)                             70                Director

  James A. Lonergan (1) (2)                             60                Director

________________

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

          Mr. Middelberg joined the Company in March of 2000 as Vice President, Finance, Chief Financial Officer and Secretary. Mr. Middelberg has eleven years of financial management and consulting experience in the U.S. and Europe. Prior to joining GDCC, he successfully completed the placement of private venture capital in the medical services industry as General Partner of Diagnostic Imaging Associates, L.P., from June 1996 to March 2000. While consulting at Bain & Company, between September 1993 and June 1996, Mr. Middelberg gained experience in diverse industries including consumer goods and industrial manufacturing. His public accounting background focused principally on due diligence and mergers & acquisitions both in the U.S. and abroad. Mr. Middelberg holds a B.A. from Dartmouth College and a M.B.A. from University of Pennsylvania's Wharton School and is licensed as a Certified Public Accountant by the State of New York.

-------------------------------------------------------------------------------

          Mr. Primes has over 20 years of business management experience at the executive level. Mr. Primes has devoted most of his career to sales and marketing of consumer goods. Prior to joining GlobalDigitalCommerce he has served from 1995 to 1999 as Director of Sales & Marketing at Stik-ees a consumer goods manufacturer; and, as Director of Sales for Tash Inc., a distributor of consumer goods, from 1991 to 1995. Mr. Primes has also served as Senior Vice President of Marketing for Merchandising Unlimited, a wholesale distributor, and National Sales Manager for Puritan Quartz Pharmaceuticals, a manufacturer of nutritional products and OTC pharmaceuticals. During his career, he has been involved in the acquisition and sale of multiple companies. Mr. Primes holds a B.A. from U.C.L.A. and a J.D. from the University of San Diego. Mr. Primes is a member of the California State Bar.

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

          To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were timely met.

-------------------------------------------------------------------------------

Item 10.  Executive Compensation.
--------------------------------

          The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and the other executive officers of the Company (the "Named Officers") who received total salary and bonus in excess of $100,000 during the year ended December 31, 1999.


                          Summary Compensation Table
                          --------------------------


                                                                       Long-Term
                                                                      Compensation
                                            Annual Compensation        Securities
                                            -------------------        Underlying          All other
Name and Principal Position      Year        Salary     Bonus            Options         Compensation
---------------------------      ----        ------     -----            -------         ------------
John Anthony Whalen, Jr.         1999       $150,000       $0            30,200                  $0
President and CEO                1998       $150,000       $0           100,000                  $0
                                 1997       $ 12,500       $0            62,000                  $0

Clyde Wooten (1)                 1999       $121,000       $0                 0                  $0
Senior Vice President            1998       $120,000       $0            91,800                  $0
and CTO                          1997 (2)

Thomas M. Hartman (1)            1999       $112,000       $0           100,000                  $0
Senior Vice President, Sales     1998 (3)
Marketing and Operations         1997 (3)

Diane E. Hessler (1)             1999       $104,000       $0            20,000                  $0
Senior Vice President and        1998 (2)
CFO                              1997 (2)

(1) Ms. Hessler and Messrs. Wooten and Hartman left the Company after December 31, 1999.
(2)  Information is not required to be reported.

(3)  Mr. Hartman joined the Company on January 25, 1999.

--------------------------------------------------------------------------------

          The following table sets forth, as to the Company's Chief Executive Officer and the Named Officers information concerning stock options granted during the fiscal year ended December 31, 1999.

                                             Option Grants in Last Fiscal Year
                                             ---------------------------------
                                                       Individual Grants
                               ------------------------------------------------------------
                                                                                                Potential Realization Value
                                                  Percent of                                      at Assumed Annual Rates
                                 Number of           Total                                           of Stock Purchase
                                Securities          Options                                           Appreciation for
                                Underlying        Granted to         Exercise                             Option
                                  Options        Employees in       Price Per     Expiration                Term/1/
          Name                    Granted         Fiscal Year         Share          Date                   5%    10%
---------------------------    --------------    --------------    -------------  ----------                --    --
John Anthony Whalen, Jr.          30,200            15%               $1.31          1/1/09           $24,809        $62,871
Thomas M. Hartman/(2)/            60,000            29%               $1.38         1/25/09           $51,884        $131,484
Thomas M. Hartman/(2)/            40,000            19%               $1.75         3/23/09           $44,023        $111,562
Diane E. Hessler/(2)/             20,000            10%               $1.06         11/3/09           $13,364        $ 33,867

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

/2/ Options will terminate prior to end of the ten-year option term due to resignation of officer.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
--------------------------------------------------------------------------
Values.
------

          The following table sets forth, as to the Company's Chief Executive Officer and the Named Officers certain stock option information concerning the number of shares subject to both exercisable and unexercisable stock options and the value of unexercised options as of December 31, 1999. No options were exercised by the named individuals during the fiscal year ended December 31, 1999.

                                              Number of Securities                      Value of Unexercised
                                             Underlying Unexercised                     In-the-Money Options
                                           Options at Fiscal Year End                  at Fiscal Year End ($)/1/
                                     ---------------------------------------    --------------------------------------
      Name                              Exercisable        Unexercisable           Exercisable        Unexercisable
      ------------------------------  ---------------    -----------------       ---------------    ------------------
      John Anthony Whalen, Jr.             95,067              97,133                   $   ____            $    _____
      Clyde Wooten                         75,600              70,200                   $   ____            $    _____
      Thomas M. Hartman                    28,333              71,667                   $   ____            $    _____
      Diane E. Hessler                     62,722              88,778                   $   ____            $    _____

      ________________________________

      /1/ Based on the difference between the closing price of the Company's Common Stock on the OTC Bulletin Board on the last trading day of fiscal 1999, which was $0.4375 per share and the exercise price.

--------------------------------------------------------------------------------

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

        At December 31, 1999, the Company had outstanding options to purchase an aggregate of 855,845 shares of the Company's common stock with an average exercise price of $1.89 per share.

Compensation of Directors

        Directors of the Company who are not employees of the Company do not receive any compensation for attending meetings of the Board of Directors, although directors are reimbursed for their expenses in attending such meetings. From time to time, directors have received grants of options to purchase the Company's Common Stock. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors. The Company has agreed to pay to Messrs. Kaffer and Lonergan, certain referral fees based on sales by the Company to customers introduced to the Company by such director. See "Certain Transactions."

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

--------------------------------------------------------------------------------

         The Company's Certificate of Incorporation also authorizes the Company to indemnify its officers, directors and other agents, by bylaws, agreements or otherwise, to the full extent permitted under Delaware law. The Company has entered into separate indemnification agreements with its directors and officers, which may, in some cases, be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

         With the exceptions of the SEC investigation and the Allen & Caron, Inc. claim, which is addressed in Item 3, the Company is not aware of any other threatened litigation or proceeding which may result in a claim for such indemnification.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of March 1, 2000, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the executive officers named in the tables under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.

                                         Number of             Percentage
                                    Shares Beneficially       Beneficially
        Beneficial Owner                 Owned (1)              Owned(2)
 -------------------------------    -------------------       -----------
 John Anthony Whalen, Jr. (3)           1,594,372                   40.0%
 Clyde Wooten (4)                         439,533                   11.1%
 Frank Vukmanic                           293,333                    7.6%
 Konrad Witt                              267,750                    7.0%
 James A. Lonergan (5)                    174,164                    4.5%
 William J. Kaffer (6)                    172,164                    4.5%
 Diane E. Hessler (7)                     121,500                    3.1%
 Thomas M. Hartman (8)                     31,111                      *
 All directors and executive
 officers as a group (6 persons)        2,532,843                   59.0%
------------------------------------
*  Represents less than one percent.

(1) Except pursuant to applicable community property laws or as otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

(2)      Based on 3,840,925 shares of Common Stock outstanding as of March 1,
         2000.

(3) Includes 145,356 shares subject to options exercisable within 60 days of March 1, 2000. Includes 266,666 held indirectly by Mr. Whalen as Trustee for the benefit of certain family members.

(4) Includes 106,200 shares subject to options exercisable within 60 days of March 1, 2000. As a result of Mr. Wooten's resignation, these options will terminate prior to their normal expiration date.

(5) Includes 29,167 shares subject to options exercisable within 60 days of March 1, 2000.

(6) Includes 16,407 shares subject to options exercisable within 60 days of March 1, 2000.

(7) Includes 121,500 shares subject to options exercisable within 60 days of March 1, 2000. As a result of Ms. Hessler's resignation, these options will terminate prior to their normal expiration date.

--------------------------------------------------------------------------------

(8) Includes 31,111 shares subject to options exercisable within 60 days of March 1, 2000. As a result of Mr. Hartman's resignation, these options will terminate prior to their normal expiration date.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

         In December 1998, the Company entered into agreements with each of James A. Lonergan and William J. Kaffer to pay referral fees of four and one-half percent for sales by the Company that are consummated without the Company participating in a "Request for Proposal" process (an "RFP") with a customer, provided the engagement of the Company by the customer resulted from an introduction by the director, and two percent of sales by the Company that are consummated following the participation in an RFP with a customer, if the entrance of the Company in the RFP resulted from an introduction by the director. These referral fees are payable by the Company on all revenue generated from such customers during the period that the director serves as a director. Such fees are payable within 30 days after receipt of payment from the customer.

         In December 1998, the Company issued to each of Messrs. Lonergan and Kaffer options to purchase 87,500 shares of Common Stock of the Company at an exercise price of $1.38 per share. Such options vest in equal monthly amounts over a four-year period, for as long as they remain directors.

         In July 1999, Mr. Kaffer exercised options to purchase 12,760 shares of Common Stock of the Company. The Company received total cash consideration of $17,545 related to the exercise of these options.

         In October 1999, the Company issued an aggregate of 285,994 shares of Common Stock of the Company to Messrs. Lonergan and Kaffer in connection with a private placement for cash consideration of $0.70 per share or aggregate consideration of $200,000.

         The Company believes that all transactions with affiliates described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company intends to submit all future transactions, including loans, between the Company and affiliates of the Company, to the Company's Board of Directors for approval by its disinterested members to ensure that such future transactions are for a bona fide business purpose and on terms no less favorable to the Company than could be obtained from independent parties. The Company intends to maintain at least two independent directors on its Board of Directors.

Item 13.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.

    Exhibit
    Number      Description of Document
    -------     -----------------------

     3.1*       Certificate of Incorporation (previously filed as an exhibit to
                GDCC's Quarterly Report on Form 10-QSB filed on May 15, 1998).
     3.2*       Bylaws
     3.3        Certificate of Ownership and Merger Merging
                GlobalDigitalCommerce.com, Inc. Into C2i Solutions, Inc.
     4.1*       Form of Warrant Agreement between GDCC and the Warrant Agent, including the form of Warrants
     4.2*       Form of Representative Warrant
     10.1*      Form of Indemnity Agreement for officers and directors
     10.2*      Form of Stock Option Plan and Agreements thereunder
     10.3*      Amendment to the GDCC Solutions, Inc. 1997 Stock Option Plan
     10.4*      Form of Bridge Note and accompanying Bridge Warrant
     10.5*      Employment Agreement dated June 1, 1997 between GDCC and John
                Anthony Whalen, Jr.

--------------------------------------------------------------------------------

    Exhibit
    Number      Description of Document
    -------     -----------------------

     10.6* Sublease Agreement dated December 16, 1997 between GDCC and Road Runner Sports, Inc. (previously filed as an exhibit to GDCC's Annual Report on Form 10-KSB for the year ended December 31, 1997.)
     10.7* Letter Agreement dated December, 1998 by and between GDCC and James A. Lonergan
     10.8* Letter Agreement dated December, 1998 by and between GDCC and William J. Kaffer

     23.1       Consent of Ernst & Young LLP, Independent Auditors
     27.1       Financial Data Schedule

         _______________________

*Previously filed. Unless otherwise indicated, all previously filed exhibits were filed as exhibits to the Company's Registration Statement on Form SB-2, as amended, initially filed on November 4, 1997.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

--------------------------------------------------------------------------------

                        GlobalDigitalCommerce.com, Inc.
                         (a development stage company)

                         Index to Financial Statements

                                                                                                 Page
                                                                                                 ----
Report of Ernst & Young LLP, Independent Auditors............................................     24

Balance Sheets as of December 31, 1998 and 1999..............................................     25

Statements of Operations for the years ending December 31, 1998 and 1999 and for the period
from Inception (September 17, 1996) through December 31, 1999................................     26

Statements of Stockholders' Equity (Deficit) for the periods ended December 31, 1996, 1997,
1998 and 1999................................................................................     27

Statements of Cash Flows for the years ended December 31, 1998 and 1999 and for the period
from Inception (September 17, 1996) through December 31, 1999................................     28

Notes to Financial Statements................................................................     29

--------------------------------------------------------------------------------

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
GlobalDigitalCommerce.com, Inc.

We have audited the accompanying balance sheets of GlobalDigitalCommerce.com, Inc., formerly known as C2i Solutions, Inc. (a development stage company) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1999 and for the period from Inception (September 17, 1996) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalDigitalCommerce.com, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999 and for the period from Inception (September 17, 1996) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                                    ERNST & YOUNG LLP

San Diego, California
March 24, 2000

--------------------------------------------------------------------------------

                        GlobalDigitalCommerce.com, Inc.
                         (a development stage company)

                                Balance Sheets

                                                                               December 31,            December 31,
                                                                                  1998                    1999
                                                                              --------------          --------------
Assets
Current assets:
   Cash and cash equivalents                                                  $      135,954          $      824,707
   Short-term investment                                                           2,229,247                    ----
   Accounts receivable                                                               116,805                    ----
   Prepaid expenses and other                                                         69,475                  60,954
                                                                              --------------          --------------
Total current assets                                                               2,551,481                 885,661

Property and equipment, net                                                          117,534                  51,253
Note receivable                                                                         ----                 428,333
Other assets, net                                                                     54,379                   4,066
                                                                              --------------          --------------
Total assets                                                                  $    2,723,394          $    1,369,313
                                                                              ==============          ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of capital lease obligations                               $        6,110          $        3,556
   Accounts payable                                                                  136,401                  96,878
   Accrued payroll and related                                                        35,455                  22,396
   Other current liabilities                                                          28,876                   5,106
                                                                              --------------          --------------
Total current liabilities                                                            206,842                 127,936
                                                                              --------------          --------------

Capital lease obligations,  net of current portion                                     6,146                    ----

Stockholders' equity:
   Preferred Stock - $.001 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                                      ----                    ----
   Common Stock - $.001 par value; 10,000,000 shares
      authorized; 3,542,171 and 3,840,925 shares issued
      and outstanding in 1998 and 1999,  respectively                                  3,542                   3,841
   Additional paid-in capital                                                      7,466,970               7,549,989
   Warrants to acquire common stock                                                  223,100                 223,100
   Deficit accumulated during the development stage                               (4,953,906)             (6,510,653)
   Deferred compensation                                                            (229,300)                (24,900)
                                                                              --------------          --------------
Total stockholders' equity                                                         2,510,406               1,241,377
                                                                              --------------          --------------
Total liabilities and stockholders' equity                                    $    2,723,394          $    1,369,313
                                                                              ==============          ==============

See accompanying notes.

--------------------------------------------------------------------------------

                        GlobalDigitalCommerce.com, Inc.
                         (a development stage company)

                           Statements of Operations

                                                                                                    Period from
                                                                                                     Inception
                                                                                                   (September 17,
                                                               Year Ended          Year Ended      1996) through
                                                              December 31,        December 31,      December 31,
                                                                  1998                1999              1999
                                                             --------------       ------------     -------------
Revenues:
  Products                                                   $       76,800       $        ---     $     118,848
  Services                                                          573,017            462,673         1,082,723
                                                             --------------       ------------     -------------
Total revenues                                                      649,817            462,673         1,201,571
                                                             --------------       ------------     -------------
Cost of revenues:
  Products:
       Customers                                                     54,239               ----            64,852
       Former stockholder                                              ----               ----            17,652
  Services                                                          242,446            255,074           522,449
                                                             --------------       ------------     -------------
Total cost of revenues                                              296,685            255,074           604,953
                                                             --------------       ------------     -------------

Gross profit                                                        353,132            207,599           596,618
Selling, general and administrative expenses                      2,874,866          1,793,155         6,526,480
                                                             --------------       ------------     -------------

Operating loss                                                   (2,521,734)        (1,585,556)       (5,929,862)
Interest and dividend income                                       (220,728)           (85,950)         (306,678)
Interest expense                                                     21,827              2,600            46,126
Interest expense to employees                                          ----               ----             3,105
Other expense                                                       120,196              1,849           122,045
Loss realized on sale of short-term investments                     654,761             48,545           703,306
                                                             --------------       ------------     -------------

Loss before income taxes                                         (3,097,790)        (1,552,600)       (6,497,766)
Provision for income taxes                                            5,340              4,147            12,887
                                                             --------------       ------------     -------------
Net loss                                                     $   (3,103,130)      $ (1,556,747)    $  (6,510,653)
                                                             ==============       ============     =============

Loss per share (basic and diluted)                           $        (0.92)      $      (0.43)
                                                             ==============       ============

Shares used in computing loss per share                           3,360,493          3,605,383
                                                             ==============       ============

See accompanying notes.

--------------------------------------------------------------------------------

                        GlobalDigitalCommerce.com, Inc.
                         (a development stage company)

                 Statements of Stockholders' Equity (Deficit)

                                                                                                                         Deficit
                                                        Common Stock                                                   Accumulated
                                                ---------------------------                              Warrants       During the
                                                                                     Additional         to Acquire     Development
                                                 Shares            Amount         Paid-In Capital      Common Stock       Stage
                                                ---------        ----------       ---------------      ------------   -------------
Balance at Inception, September 17, 1996             ----        $     ----        $      ----          $     ----    $       ----

Issuance of common stock for cash and
capital subscriptions receivable                1,050,000             1,050            156,450                ----            ----
Net loss and comprehensive loss                      ----              ----               ----                ----         (44,338)
                                                ---------        ----------        -----------          ----------    ------------
Balance at December 31, 1996                    1,050,000             1,050            156,450                ----         (44,338)

Issuance of common stock for cash and
  capital subscriptions receivable              1,333,332             1,333          1,398,666                ----            ----
Issuance of common stock for services
  rendered                                          8,006                 8              9,075                ----            ----
Deferred compensation                                ----              ----            346,325                ----            ----
Issuance of warrants                                 ----              ----               ----             108,000            ----
Net loss and comprehensive loss                      ----              ----               ----                ----      (1,806,438)
                                                ---------        ----------        -----------          ----------    ------------
Balance at December 31, 1997                    2,391,338             2,391          1,910,516             108,000      (1,850,776)
Issuance of common stock and warrants           1,150,000             1,150          5,556,157             115,100            ----
Exercise of common stock options                      833                 1              2,082                ----            ----
Deferred compensation                                ----              ----             (1,785)               ----            ----
Net loss and comprehensive loss                      ----              ----               ----                ----      (3,103,130)
                                                ---------        ----------        -----------          ----------    ------------
Balance at December 31, 1998                    3,542,171             3,542          7,466,970             223,100      (4,953,906)
Issuance of common stock                          285,994               286            199,714                ----            ----
Exercise of common stock options                   12,760                13             17,532                ----            ----
Deferred compensation amortization                   ----              ----               ----                ----            ----
Forfeiture of stock options                          ----              ----           (140,078)               ----            ----
Issuance of stock options                            ----              ----              5,851                ----            ----
Net loss and comprehensive loss                      ----              ----               ----                ----      (1,556,747)
                                                ---------        ----------        -----------          ----------    ------------
Balance at December 31, 1999                    3,840,925        $    3,841        $ 7,549,989          $  223,100    $ (6,510,653)
                                                =========        ==========        ===========          ==========    ============

                                                                          Total
                                                                       Stockholders'
                                                        Deferred          Equity
                                                      Compensation       (Deficit)
                                                      ------------    ---------------
Balance at Inception, September 17, 1996              $      ----     $       ----
Issuance of common stock for cash and
capital subscriptions receivable                             ----          157,500
Net loss and comprehensive loss                              ----          (44,338)
                                                      -----------     ------------
Balance at December 31, 1996                                 ----          113,162
Issuance of common stock for cash and
  capital subscriptions receivable
Issuance of common stock for services                        ----        1,399,999
  rendered                                                   ----            9,083
Deferred compensation                                    (322,812)          23,513
Issuance of warrants                                         ----          108,000
Net loss and comprehensive loss                              ----       (1,806,438)
                                                      -----------     ------------
Balance at December 31, 1997                             (322,812)        (152,681)
Issuance of common stock and warrants                        ----        5,672,407
Exercise of common stock options                             ----            2,083
Deferred compensation                                      93,512           91,727
Net loss and comprehensive loss                              ----       (3,103,130)
                                                      -----------     ------------
Balance at December 31, 1998                             (229,300)       2,510,406
Issuance of common stock                                     ----          200,000
Exercise of common stock options                             ----           17,545
Deferred compensation amortization                         64,322           64,322
Forfeiture of stock options                               140,078             ----
Issuance of stock options                                    ----            5,851
Net loss and comprehensive loss                              ----       (1,556,747)
                                                      -----------     ------------
Balance at December 31, 1999                          $   (24,900)    $  1,241,377
                                                      ===========     ============

See accompanying notes.

--------------------------------------------------------------------------------

                        GlobalDigitalCommerce.com, Inc.
                         (a development stage company)

                           Statements of Cash Flows

                                                                                                                    Period from
                                                                                                                     Inception
                                                                                                                   (September 17,
                                                                        Year Ended            Year Ended           1996) through
                                                                       December 31,          December 31,           December 31,
                                                                           1998                  1999                   1999
                                                                      --------------        --------------        ---------------
Operating activities
Net loss                                                              $  (3,103,130)        $  (1,556,747)        $  (6,510,653)
Adjustments to reconcile net loss to net cash
   used for operating activities:
     Depreciation and amortization                                           86,333                30,860               145,967
     Amortization of deferred compensation                                   91,727                64,322               179,562
     Non-cash compensation and other expenses                               111,950                 6,948             1,317,268
     Loss realized on sale of short-term investments                        654,761                48,545               703,306
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (116,805)              116,805                  ----
       Prepaid expenses and other                                           (28,773)                8,521               (60,954)
       Other assets, net                                                       ----                50,313                50,313
       Accounts payable                                                    (111,541)              (39,523)               96,878
       Accrued payroll and related                                          (23,821)              (13,059)               22,396
       Accrued interest payable                                             (12,500)                 ----                  ----
       Accrued royalty due to former stockholder                             (1,345)                 ----                  ----
       Other current liabilities                                             25,850               (23,770)                5,106
                                                                      -------------         -------------         -------------
Net cash (used in) operating activities                                  (2,427,294)           (1,306,785)           (4,050,811)
                                                                      -------------         -------------         -------------

Investing activities
Bridge Loan to American Digital Network                                        ----              (397,828)             (397,828)
Purchases of short-term investments                                      (4,000,000)                 ----            (4,000,000)
Proceeds from sales of short-term investments                             1,115,992             2,180,702             3,296,694
Purchases of property and equipment, net                                   (129,038)                3,819              (186,252)
Other assets                                                                (51,604)                 ----               (55,804)
                                                                      -------------         -------------         -------------
Net cash (used in) provided by investing activities                      (3,064,650)            1,786,693            (1,343,190)
                                                                      -------------         -------------         -------------

Financing activities
Proceeds from initial public offerings, net of deferred offering
 costs                                                                    5,932,313                  ----             5,672,407
Proceeds from issuance of common stock                                        2,083               217,545               479,628
Proceeds from issuance of Bridge Notes and warrants                            ----                  ----               600,000
Repayment of Bridge Notes payable                                          (600,000)                 ----              (600,000)
Repayment of capital lease obligations                                       (5,321)               (8,700)              (14,719)
Deferred finance charges                                                       ----                  ----               (26,820)
Advance from former stockholder                                                ----                  ----                45,586
Repayment of advance from former stockholder                                   ----                  ----               (34,874)
Collection of capital subscriptions receivable from stockholders               ----                  ----                97,500
                                                                      -------------         -------------         -------------
Net cash provided by financing activities                                 5,329,075               208,845             6,218,708
                                                                      -------------         -------------         -------------

Net (decrease) increase in cash and cash equivalents                       (162,869)              688,753               824,707
Cash and cash equivalents at beginning of period                            298,823               135,954                  ----
                                                                      -------------         -------------         -------------
Cash and cash equivalents at end of period                            $     135,954         $     824,707         $     824,707
                                                                      =============         =============         =============

Supplemental disclosures non-cash investing and financing
activities:
Capital subscriptions receivable from stockholders                    $        ----         $        ----         $     197,500
Equipment acquired under capital lease obligations                             ----                  ----                18,276
Sale of equipment in exchange for note receivable                              ----                16,875                16,875
Other cash flow information:
Interest paid                                                                23,563                 2,599                26,360
Income taxes paid                                                             1,824                 5,972                10,196

See accompanying notes.

--------------------------------------------------------------------------------

                        GlobalDigitalCommerce.com, Inc.
                         (a development stage company)

1. Summary of Significant Accounting Policies

Description of Business
-----------------------

GlobalDigitalCommerce.com, Inc., formerly known as C2i Solutions, Inc., (the "Company") was incorporated in the State of Delaware on September 30, 1997. The Company was initially organized as a California limited liability company under the name of Challenge 2000 International, LLC ("LLC") on September 17, 1996 ("Inception"). From Inception through September 30, 1997, the Company operated under the name of the LLC. On September 30, 1997, the Company reorganized as a Delaware corporation and changed its name to C2i Solutions, Inc. On September 30, 1997, all LLC Owner Units were converted into 2,391,338 shares of the Delaware corporation's common stock and all Owner options were converted into options to acquire 547,500 shares of common stock. Concurrent with the formation of the Delaware corporation, the LLC was dissolved. On December 22, 1999 the Company changed its name from C2i Solutions, Inc. to GlobalDigitalCommerce.com, Inc.

The accompanying financial statements have been adjusted to give retroactive effect to the reorganization and capital structure of the Delaware corporation from Inception.

The Company is focused on business-to-business e-commerce and information technology services and solutions.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of December 31, 1999, the Company has not realized significant revenues and therefore, is considered to be in the development stage. From Inception (September 17, 1996) through December 31, 1999, the Company has incurred recurring operating losses totaling $6,510,653. As of December 31, 1999, the Company has limited working capital totaling $757,725.

The Company's ability to continue operations, and ultimately to attain profitable operations, is dependent upon its ability to raise additional capital through debt or equity financing and the successful market acceptance of its products and services. As a result of the Company's failure to meet continued listing requirements, the Company's securities were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 8, 1999. This recent delisting is expected to have an adverse effect on the Company's ability to raise capital. There can be no assurances that the Company's products and services or its efforts to raise additional capital will be successful. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Fiscal Year End
---------------

The Company's fiscal year end is December 31.

Fair Value of Financial Instruments
-----------------------------------

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate fair value of all financial instruments included on its balance sheets at December 31, 1998 and 1999. The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities, and capital lease obligations. The carrying amounts of these instruments at December 31, 1998 and 1999, except for short-term investments (See Note 2) approximate their fair values because of the relatively short maturity of these instruments.

--------------------------------------------------------------------------------

Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income or loss, be reported in the financial statements in the period in which they are recognized. SFAS No. 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income
(loss). Comprehensive net loss for the years ended December 31, 1999 and 1998 is equal to reported net income.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk include short-term investments and accounts receivable. Credit is extended based on an evaluation of the customer's financial condition and generally, collateral is not required. The Company from time to time maintains a substantial portion of its short-term investments and cash equivalents in money market accounts with one financial institution. The Company previously invested its excess cash in a mutual fund that holds debt instruments of corporations. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. In 1998 and 1999, the Company experienced realized and unrealized losses on its short-term investments. (Note 2)

Significant Customers
---------------------

Revenue from one domestic customer accounted for 89% of the Company's total revenue for the year ended December 31, 1999, none of which was outstanding at December 31, 1999. Revenue from two domestic customers accounted for 73% and 19%, respectively, of the Company's total revenue for the year ended December 31, 1998. At December 31, 1998, 68% of the total accounts receivable balance relates to the Company's largest customer; one other customer represents 32% of the total accounts receivable balance.

Significant Suppliers
---------------------

Purchases from one supplier accounted for 100% of the Company's total cost of revenues for the year ended December 31, 1999. At December 31, 1999, none of these costs were outstanding.

Purchases from two suppliers accounted for 21% and 11% of the Company's total cost of revenues for the year ended December 31, 1998. At December 31, 1998, $10,308 of these costs were outstanding and have been included in accounts payable in the accompanying balance sheets.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

--------------------------------------------------------------------------------

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

Accounts Payable
----------------

Accounts payable includes accrued expenses which totaled $67,500 and $54,549 at December 31, 1998 and 1999, respectively.

Deferred Finance Charges
------------------------

The Company incurred certain costs totaling $26,820 in 1997, in connection with a Bridge Financing, which it has capitalized. These charges were stated at cost, and were being charged to expense using the interest method over the term of the Bridge Notes (approximately 24 months). Amortization expense was $2,141, $0 and $4,549 for the years ended December 31, 1998 and 1999, and for the period from Inception (September 17, 1996) through December 31, 1999, respectively, and has been included in interest expense in the accompanying statements of operations. In 1998, in connection with the retirement of the Bridge Notes, the unamortized deferred finance charge balance of $22,271 was charged to other expense in the accompanying statements of operations.

Discount on Bridge Notes Payable
--------------------------------

In 1997, the Company recorded a discount of $108,000 on the Bridge Notes it issued in connection with a Bridge Financing. This discount was being amortized using the interest method over the term of the Bridge Notes (approximately 24 months). Amortization expense was $8,623, $0 and $18,321 for the years ended December 31, 1998 and 1999, and for the period from Inception (September 17,
1996) through December 31, 1999, respectively, and has been included in interest expense in the accompanying statements of operations. In 1998, in connection with the retirement of the Bridge Notes, the unamortized debt discount balance of $89,679 was charged to other expense in the accompanying statements of operations.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

--------------------------------------------------------------------------------

Revenue Recognition
-------------------

Revenue associated with performance under contracts to provide Year 2000 computer consulting and reengineering services was recognized utilizing the percentage-of-completion method in the ratio that labor-hours incurred to-date bear to estimated total labor-hours at completion, provided that collection of the related receivable was probable. Adjustments to contract cost estimates were made in the periods in which the facts which required such revisions become known. When the revised estimates indicated a loss, such loss was provided for in its entirety. The Company does not expect to incur any further costs to provide warranty and follow-up customer support related to its Year 2000 computer consulting and reengineering services.

The Company recognized revenue from the sale of software and hardware products upon delivery of the product to the customers when collection was assured. Revenues on sales of software products to customers which required significant continued obligation from the Company were deferred until such obligations were no longer significant.

Accounting for Stock-Based Compensation
---------------------------------------

Awards by the Company of stock options are accounted for in accordance with Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (See Note 6). Option grants to consultants are accounted for in accordance with Emerging Issues Task Force consensus 96-18 ("ETIF 96-18").

Income Taxes
------------

Prior to September 30, 1997, the Company elected to be treated as a Limited Liability Corporation ("LLC") for tax purposes. In lieu of corporate income taxes, all taxable income or loss of the Company was included in the income tax returns of the individual stockholders. Accordingly, the accompanying historical financial statements do not include a provision for federal income taxes, but reflect a provision for the California minimum franchise tax. On September 30, 1997, the Company elected to terminate its LLC status and thereafter become taxable as a "C" corporation.

Effective with its change to a "C" corporation, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

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

--------------------------------------------------------------------------------

--------------------------

                                                           Year Ended          Year Ended
                                                          December 31,        December 31,
                                                              1998                1999
                                                        ---------------     ---------------
          Numerator:
            Net loss and numerator  for EPS             $   (3,103,130)     $   (1,556,747)
                                                        --------------      --------------

          Denominator:
            Weighted average shares and
               denominator for EPS                           3,360,493           3,605,383
                                                        --------------      --------------

          Loss per share (basic and diluted)            $        (0.92)     $        (0.43)
                                                        ==============      ==============

The above calculations do not reflect any potential shares relating to options or warrants totaling 3,540,305 and 2,805,845 in 1998 and 1999, respectively, due to the Company's losses for these periods. The assumed issuance of any additional shares would be anti-dilutive.

Segment Reporting and Disclosure
--------------------------------

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

2. Short-Term Investments

Short-term investments as of December 31, 1998 are summarized as follows:

                                                         Gross
                                      Revised        Unrealized
                                        Cost            Loss         Fair Value
                                     ----------     ------------     ----------
          Mutual Funds               $2,229,247     $   ----         $2,229,247

The Company realized losses of $161,098 on short-term investments during the year ended December 31, 1998. In addition, the Company included declines in fair value totaling $493,663 in its statements of operations in 1998 that were judged to be other than temporary. The Company sold all remaining short-term investments during 1999 and realized additional losses totaling $48,545 on disposition.

3. Note Receivable

In August 1999, in connection with the Company's entering into an agreement to merge with American Digital Network ("ADN"), the Company agreed to provide ADN with working capital in the form of a loan prior to the closing of the merger transaction. Amounts advanced under the loan agreement bear interest at a rate of 10% per annum and are unsecured. The loan is due and payable immediately prior to the consummation of the merger but no later than December 31, 1999.

--------------------------------------------------------------------------------

In October 1999, ADN and the Company, jointly terminated the agreement to merge. As a result of this termination and the uncertainty regarding the Company's ability to collect the amount advanced to ADN under its loan agreement, the Company had fully reserved for this note on September 30, 1999. In March of 2000, the Company received payment in full from ADN of the note receivable. Accordingly for the year ended December 31, 1999, the Company reversed the allowance provided. During the fiscal year ended December 31, 1999, the Company advanced $428,333 under the note, including $13,630 of accrued interest.

4. Property and Equipment

Property and equipment consists of the following:

                                                     Estimated
                                                   useful lives                 December 31,
                                                                       ------------------------------
                                                      (Years)              1998             1999
                                                   ------------        ------------     -------------
Equipment                                               3-7            $     98,904     $      65,590
Furniture and fixtures                                 .5-7                 109,443            56,766
                                                                       ------------     -------------
                                                                            208,347           122,356

Accumulated depreciation and amortization                                   (90,813)          (71,103)
                                                                       ------------     -------------
                                                                       $    117,534     $      51,253
                                                                       ============     =============

At December 31, 1998 and 1999 gross equipment under capital leases totaled $13,983 and $10,333, respectively, with related accumulated depreciation of $3,760 and $4,306, respectively. This equipment was subject to related capital lease obligations of $12,256 and $3,556 at December 31, 1998 and 1999, respectively. (See Note 7).

Depreciation expense was $75,569, $30,860 and $121,673 for the years ended December 31, 1998 and 1999 and for the period from Inception (September 17,
1996) through December 31, 1999, respectively, including equipment under capital leases.

5. Bridge Financing

In October 1997, the Company completed a Bridge Financing in which it sold, to 36 accredited investors, an aggregate of $600,000 face value, unsecured promissory notes ("Bridge Notes") and 600,000 warrants ("Bridge Warrants") and received net proceeds of $573,180, after expenses of the offering. For financial statement purposes, the Bridge Financing has been allocated $108,000 to warrants, $492,000 to Bridge Notes payable and $26,820 to deferred finance charges (See Notes 1 and 6).

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

--------------------------------------------------------------------------------

6. Stockholders' Equity (Deficit)

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

Underwriter's Warrants. The Company agreed to grant to the underwriter, upon the closing of its initial public offering in February 1998, warrants ("Underwriter's Warrants") to purchase up to 100,000 shares of Common Stock and/or 100,000 Warrants. These shares and Warrants will be identical to the shares and Warrants offered to the public. The Underwriter's Warrants cannot be transferred, sold, assigned or hypothecated for one year, except to officers of the Underwriter or members of the selling group. The Underwriter's Warrants are exercisable during the four-year period commencing February 13, 1999, at an exercise price of $8.10 per share of Common Stock and $0.135 per Warrant, subject to adjustment in certain events to protect against dilution. The holders of the Underwriter's Warrants and underlying securities have certain demand and piggyback registration rights. The existence of the Underwriter's Warrants and the inability of the Company to redeem the Warrants may hinder the Company's future financing or business transactions.

Bridge Warrants. Each Bridge Warrant issued by the Company in connection with the Bridge Financing entitles the holder to purchase one share of Common Stock of the Company at an exercise price of $4.00 per share. The Bridge Warrants are exercisable for a one-year period beginning February 24, 1999 and expired on February 24, 2000.

--------------------------------------------------------------------------------

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

The Board may issue series of Preferred Stock without action of the stockholders of the Company. Accordingly, the issuance of Preferred Stock may adversely affect the rights of the holders of the Common Stock. In addition, the issuance of Preferred Stock may be used as an "anti-takeover" device without further action on the part of the stockholders. Issuance of Preferred Stock may dilute the voting power of holders of Common Stock (such as by issuing Preferred Stock with super-voting rights) and may render more difficult the removal of current management, even if such removal may be in the stockholders' best interests. The Company has no current plans to issue any of the Preferred Stock. In the event that the Company issues Preferred Stock in the future, it will permit executive officers, directors or promoters to purchase shares only on the same terms as other purchasers.

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

--------------------------------------------------------------------------------

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

In October 1999, the Company issued an aggregate of 285,994 shares of its common Stock to two directors of the company in connection with a private placement for total cash consideration of $200,000.

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

Common Stock Reserved For Future Issuance
-----------------------------------------

At December 31, 1999, the Company had an aggregate of 4,841,000 shares of Common Stock reserved for future issuance as follows:

                                                                     Number of
                                                                      Shares
                                                                     ---------
         Existing stock options                                        855,845
         1997 Stock Option Plan                                      2,035,155
         Bridge Warrants                                               600,000
         Initial Public Offering:
           Common Stock and Warrants                                 1,150,000
           Underwriter's Warrants (Common Stock and Warrants)          200,000
                                                                     ---------
                                                                     4,841,000
                                                                     =========

--------------------------------------------------------------------------------

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

The following table summarizes certain information regarding stock options during the years ended December 31, 1998 and 1999:

                                                 Option         Weighted average        Options     Weighted average
                                                 Shares          exercise price      exerciseable    exercise price
                                               ----------       ----------------     ------------   ----------------
Outstanding at January 1, 1998                    625,000                  $2.96
Granted                                         1,259,305                   3.57
Exercised                                            (833)                  2.50
Forfeited                                        (293,167)                  5.19
                                                ---------       ----------------
Outstanding at December 31, 1998                1,590,305                   3.03          218,122              $3.52

Granted                                           207,200                   1.60
Exercised                                         (12,760)                  1.38
Forfeited                                        (928,900)                  3.79
                                                ---------       ----------------
Outstanding at December 31, 1999                  855,845                  $1.89          329,612              $2.17
                                                =========       ================

--------------------------------------------------------------------------------

The following summarizes information regarding options outstanding at December 31, 1999:

                    Options Outstanding                                            Options Exercisable
                    -------------------                                            -------------------
                  Weighted                                                       Weighted
                   average     Weighted                                           average       Weighted
                  remaining     average      Exercise                            remaining       average       Exercise
   Number        contractual   exercise        price                Number      contractual     exercise         price
Outstanding      life (years)    price         range             Exercisable    life (years)      price          range
-------------------------------------------------------          --------------------------------------------------------
  623,345           9.1          $1.31      $1.06-$1.75              173,053       9.0            $1.30       $1.06-$1.75
  179,500           7.8          $2.59      $2.50-$3.25              131,250       7.6            $2.52       $2.50-$3.25
   53,000           8.4          $6.35      $5.50-$7.50               25,309       8.4            $6.35       $5.50-$7.50

In accordance with APB 25, the Company recognized $91,727, $64,322 and $179,562 of compensation expense during the years ended December 31, 1998 and 1999, and for the period from Inception (September 17, 1996) through December 31, 1999, respectively, related to the grant of options, as the exercise price of options granted was below the deemed fair value on the date of grant. Had compensation cost related to the options been determined based upon the fair value of options at their grant dates, as prescribed in SFAS 123, the Company's net loss would have been as follows:

                                                                                Period From
                                                                                 Inception
                                    Year Ended             Year Ended             through
                                   December 31,           December 31,          December 31,
                                       1998                  1999                  1999
                                 ---------------        ---------------       ---------------
                 As Reported
                 -----------
                       Total     $ (3,103,130)          $  (1,556,747)        $ (6,510,653)
                   Per Share     $      (0.92)                  (0.43)                ----

                 As Adjusted
                 -----------
                       Total     $ (3,568,622)          $  (1,805,495)        $ (7,238,454)
                   Per Share     $      (1.06)          $       (0.50)                ----

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

                                                                                                             Year Ended
                                                                                                            December 31,
                                                                                                       1998              1999
                                                                                                       ----              ----
Expected life (years)................................................................................   4.0 to 5.0        4.0 to 5.0
Risk-free interest rate..............................................................................   4.75% to 5.50%    6.00%
Dividend yield.......................................................................................    0.0%              0.0%
Fair value of option grants-exercise price less than the fair value of the related stock.............  $0.00             $1.34
Fair value of option grants-exercise price equal to the fair value of  the related stock.............  $2.54             $1.51
Fair value of option grants-exercise price greater than the fair value of the related stock..........  $0.84             $0.00
Expected volatility..................................................................................   1.00              1.44

--------------------------------------------------------------------------------

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results applying the provisions of SFAS 123 are not representative of pro forma results for future years.

7. Commitments

Obligations Under Capital Leases
--------------------------------

During the year ended December 31, 1997, the Company entered into an agreement to lease office equipment under a lease agreement which was classified as a capital lease. The lease term is for thirty-six month periods, with minimum lease payments as follows as of December 31, 1999:

           Year Ending December 31, 2000             $3,793
           Less amount representing interest           (237)
                                                     ------
           Capital lease obligations, current        $3,556
                                                     ======

This obligation was collateralized by the related equipment, which had a net value of $8,044 and $6,027 at December 31, 1998 and 1999, respectively. (See
Note 4).

Operating Lease Commitments
---------------------------

The Company leases its office facilities under lease agreements which are classified as operating leases. At December 31, 1999, future minimum payments under these noncancelable operating leases total $89,775, all of which is to be paid in 2000. Subsequent to December 31, 1999, the Company entered into a new office lease agreement and agreed to sublease its existing office space. (See
Note 10)

Rent expense totaled $191,546, $110,374 and $338,342 for the years ended December 31, 1998 and 1999, and for the period from Inception (September 17,
1996) through December 31, 1999, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1999 are shown below. At December 31, 1999, a valuation allowance of $1,930,000 has been recognized to offset the amount of net deferred tax assets, as realization of such assets is uncertain.

                                                 December 31, 1998    December 31, 1999
                                                 -----------------    -----------------
      Deferred tax assets:
        Net operating loss carryforward          $    1,110,000       $       1,640,000
        Other, net                                      269,000                 290,000
                                                 --------------       -----------------
      Total deferred tax assets                       1,379,000               1,930,000
      Valuation allowance                            (1,379,000)             (1,930,000)
                                                 --------------       -----------------
      Net deferred tax asset                     $         ----       $            ----
                                                 ==============       =================

--------------------------------------------------------------------------------

Significant components of the provision for income taxes attributable to continuing operations are as follows:


        Current:              December 31, 1998         December 31, 1999
                              -----------------         -----------------
          Federal                $      ----               $      ----
          State                        5,340                     4,147
                                 -----------               -----------
                                 $     5,340               $     4,147
                                 ===========               ===========

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is as follows:

                                                                                 1998             1999
                                                                             -------------     ----------
        Loss before income taxes at statutory rate                           $  1,239,000      $  546,000
        Permanent differences                                                      (6,000)         (3,000)
        Change in deferred tax asset valuation allowance                       (1,233,000)       (543,000)
        State income taxes                                                          5,340           4,147
                                                                             ------------      ----------

                                                                             $      5,340      $    4,147
                                                                             ============      ==========

At December 31, 1999, the Company had federal and California tax net operating loss carryforwards of approximately $4,063,000 and $3,789,000, respectively. These federal and California tax net operating loss carryforwards begin expiring in 2012 and 2002, respectively, unless previously utilized.

Pursuant to Internal Revenue Code Sections 382, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

9.  Litigation and Regulation

The Company is subject to certain legal and regulatory proceedings, claims and inquiries, some of which involve claims for damages. The ultimate outcome of such proceedings, claims or inquiries cannot be predicted at this time.

10. Subsequent Events (Unaudited)

In February 2000, the Company entered into new office lease agreement and agreed to sublease its existing office space for the remaining term. Future minimum payments under these noncancelable operating leases, net of sublease rental income is as follows:

                                     Rental Payments          Sublet Income        Net Rental Payment
    Year Ending December 31:
      2000                           $       111,535          $      64,838          $      46,697
      2001                                     4,352                   ----                  4,352
                                     ---------------          -------------          -------------
    Total                            $       115,887          $      64,838          $      51,049
                                     ===============          =============          =============

In March of 2000, the Company reached an agreement with ADN and received payment in full of the note receivable in the amount of $449,379 which included $427,172 of principal and $22,207 of accrued interest. As part of the settlement all of the ADN stock certificates, held by the Company as collateral, were returned to the principal shareholders of ADN.

--------------------------------------------------------------------------------

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of March, 2000.

                                      GLOBALDIGITALCOMMERCE.COM, INC.

                                      By:  /s/ John Anthony Whalen, Jr.
                                         ---------------------------------------
                                           John Anthony Whalen, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                 Signature                              Title                              Date
                 ---------                              -----                              ----
      /s/ John Anthony Whalen, Jr.          Chief Executive Officer and             March 30, 2000
      ----------------------------          Director (Principal Executive
          John Anthony Whalen, Jr.          Officer)



      /s/ RICHARD H. MIDDELBERG             Chief Financial Officer (Principal      March 30, 2000
      ----------------------------          Financial and Accounting Officer)
          Richard H. Middelberg


      /s/ WILLIAM J. KAFFER                 Director                                March 30, 2000
      ----------------------------
          William J. Kaffer


      /s/ JAMES A. LONERGAN                 Director                                March 30, 2000
      ----------------------------
          James A. Lonergan

--------------------------------------------------------------------------------
                                      42