Form 10QSB
period 2000-03-31
GLOBALDIGITALCOMMERCE COM INC
filed 2000-05-15
CIK 1048135

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ______________ to ______________________ .

                         Commission File Number: 0-23589

                         GLOBALDIGITALCOMMERCE.COM, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                           33-0775687

  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

                      10650 SCRIPPS RANCH BLVD., SUITE 210
                           SAN DIEGO, CALIFORNIA 92131
                                 (858) 790-1212

          (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]        NO [ ]

The number of shares outstanding of the Issuer's Common Stock, $0.001 par value, was 3,840,925 as of May 8, 2000.

           Transitional Small Business Disclosure Format (check one):

                             YES [ ]        NO [X]

                         GlobalDigitalCommerce.com, Inc.
                              REPORT ON FORM 10-QSB


                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Balance Sheets as of March 31, 2000
          (Unaudited) and December 31, 1999                                3

          Condensed  Statements of Operations  for the three
          months ended March 31, 2000 and 1999  (Unaudited)
          and for the period from Inception  through
          March 31, 2000 (Unaudited)                                       4

          Condensed  Statements of Stockholders'  Equity
          (Deficit) for the periods ended December 31, 1996,
          1997, 1998 and 1999 and March 31, 2000 (Unaudited)               5

          Condensed  Statements  of Cash Flows for the three
          months ended March 31, 2000 and 1999 (Unaudited),
          and for the period from Inception through
          March 31, 2000 (Unaudited)                                       6

          Notes to Condensed Financial Statements (Unaudited)              7

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds                       15

ITEM 6.   Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                16

                         PART I: FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                         GlobalDigitalComerce.com, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets


                                                                   March 31,     December 31,
                                                                     2000           1999
                                                                  -----------    -----------
                                                                  (Unaudited)      (Note)
Assets
Current Assets:
   Cash and cash equivalents ..................................   $   965,472    $   824,707
   Prepaid expenses and other .................................        70,151         60,954
                                                                  -----------    -----------
Total current assets ..........................................     1,035,623        885,661

Property and equipment, net ...................................        40,554         51,253
Note receivable ...............................................          --          428,333
Other assets, net .............................................           303          4,066
                                                                  -----------    -----------
Total assets ..................................................   $ 1,076,480    $ 1,369,313
                                                                  ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ...........................................   $    61,664    $    96,878
   Accrued payroll and related ................................        12,767         22,396
   Current portion of capital lease obligations ...............         2,628          3,556
   Other current liabilities ..................................        11,973          5,106
                                                                  -----------    -----------
Total current liabilities .....................................        89,032        127,936
                                                                  -----------    -----------

Stockholders' Equity:
   Preferred Stock- $ .001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding .............          --             --
   Common Stock- $.001 par value; 10,000,000 shares authorized;
     3,840,925 shares issued and outstanding at
     March 31, 2000 and December 31, 1999 .....................         3,841          3,841
   Additional paid-in capital .................................     7,549,989      7,549,989
   Warrants to acquire common stock ...........................       223,100        223,100
   Deficit accumulated during the development stage ...........    (6,770,452)    (6,510,653)
   Deferred compensation ......................................       (19,030)       (24,900)
                                                                  -----------    -----------
Total stockholders' equity ....................................       987,448      1,241,377
                                                                  -----------    -----------
Total liabilities and stockholders' equity ....................   $ 1,076,480    $ 1,369,313
                                                                  ===========    ===========


Note:  The balance sheet at December 31, 1999 has been derived from the audited
----
financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

                       Condensed Statements Of Operations
                                   (Unaudited)

                                                                               Period from
                                                                                inception
                                                                               (September 17,
                                                     Three Month Periods       1996) through
                                                       Ended March 31,            March 31,
                                                    2000           1999            2000
                                                 -----------    -----------    -----------
Revenues:
   Products ..................................   $      --      $      --      $   118,848
   Services ..................................          --          274,337      1,082,723
                                                 -----------    -----------    -----------
Total revenues ...............................          --          274,337      1,201,571
                                                 -----------    -----------    -----------

Cost of revenues:
   Products:
     Customers ...............................          --             --           64,852
     Former stockholder ......................          --             --           17,652
   Services ..................................          --          137,024        522,449
                                                 -----------    -----------    -----------
Total cost of revenues .......................          --          137,024        604,953
                                                 -----------    -----------    -----------

Gross profit .................................          --          137,313        596,618

Selling, general and administrative expenses .       276,582        783,252      6,815,949
                                                 -----------    -----------    -----------

Operating loss ...............................      (276,582)      (645,939)    (6,219,331)
Interest and dividend income .................       (17,821)       (29,550)      (324,499)
Interest expense .............................           128            453         46,254
Interest expense to former employees .........          --             --            3,105
Other expense ................................           910          6,548        122,955
Loss realized on sale of short-term investment          --           48,545        703,306
                                                 -----------    -----------    -----------

Net loss .....................................   $  (259,799)   $  (671,935)   $(6,770,452)
                                                 ===========    ===========    ===========

Loss per share (basic and  diluted) ..........   $     (0.07)   $     (0.19)
                                                 ===========    ===========

Shares used in computing loss per share ......     3,840,925      3,542,171
                                                 ===========    ===========

   See accompanying notes.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

            Condensed Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                         Common Stock
                                                   -----------------------   Additional      Warrants
                                                                               Paid-In      to Acquire
                                                     Shares       Amount       Capital      Common Stock
                                                   ---------   -----------   -----------    -----------
Balance at Inception, September 17, 1996 .....          --     $      --     $      --      $      --
Issuance of common stock for cash and
    capital subscriptions receivable .........     1,050,000         1,050       156,450           --
Net loss and comprehensive loss ..............          --            --            --             --
                                                   ---------   -----------   -----------    -----------
Balance at December 31, 1996 .................     1,050,000         1,050       156,450           --
Issuance of common stock for cash and
    capital subscriptions receivable .........     1,333,332         1,333     1,398,666           --
Issuance of common stock for services Rendered         8,006             8         9,075           --
Deferred compensation ........................          --            --         346,325           --
Issuance of warrants .........................          --            --            --          108,000
Net loss and comprehensive loss ..............          --            --            --             --
                                                   ---------   -----------   -----------    -----------
Balance at December 31, 1997 .................     2,391,338         2,391     1,910,516        108,000
Issuance of common stock and warrants ........     1,150,000         1,150     5,556,157        115,100
Exercise of common stock options .............           833             1         2,082           --
Deferred compensation ........................          --            --          (1,785)          --
Net loss and comprehensive loss ..............          --            --            --             --
                                                   ---------   -----------   -----------    -----------
Balance at December 31, 1998 .................     3,542,171         3,542     7,466,970        223,100
Issuance of common stock .....................       285,994           286       199,714           --
Exercise of common stock options .............        12,760            13        17,532           --
Deferred compensation amortization ...........          --            --            --             --
Forfeiture of stock options ..................          --            --        (140,078)          --
Issuance of stock options ....................          --            --           5,851           --
Net loss and comprehensive loss ..............          --            --            --             --
                                                   ---------   -----------   -----------    -----------
Balance at December 31, 1999 .................     3,840,925         3,841     7,549,989        223,100
Deferred compensation amortization ...........          --            --            --             --
Net loss and comprehensive loss ..............          --            --            --             --
                                                   ---------   -----------   -----------    -----------
Balance at March 31, 2000 ....................     3,840,925   $     3,841   $ 7,549,989    $   223,100
                                                   =========   ===========   ===========    ===========

                                                   Deficit
                                                 Accumulated                     Total
                                                  During the                  Stockholders'
                                                 Development     Deferred        Equity
                                                    Stage      Compensation     (Deficit)
                                                 -----------    -----------    -----------
Balance at Inception, September 17, 1996 .....   $      --      $      --      $      --
Issuance of common stock for cash and
    capital subscriptions receivable .........          --             --          157,500
Net loss and comprehensive loss ..............       (44,338)          --          (44,338)
                                                 -----------    -----------    -----------
Balance at December 31, 1996 .................       (44,338)          --          113,162
Issuance of common stock for cash and
    capital subscriptions receivable .........          --             --        1,399,999
Issuance of common stock for services Rendered          --             --            9,083
Deferred compensation ........................          --         (322,812)        23,513
Issuance of warrants .........................          --             --          108,000
Net loss and comprehensive loss ..............    (1,806,438)          --       (1,806,438)
                                                 -----------    -----------    -----------
Balance at December 31, 1997 .................    (1,850,776)      (322,812)      (152,681)
Issuance of common stock and warrants ........          --             --        5,672,407
Exercise of common stock options .............          --             --            2,083
Deferred compensation ........................          --           93,512         91,727
Net loss and comprehensive loss ..............    (3,103,130)          --       (3,103,130)
                                                 -----------    -----------    -----------
Balance at December 31, 1998 .................    (4,953,906)      (229,300)     2,510,406
Issuance of common stock .....................          --             --          200,000
Exercise of common stock options .............          --             --           17,545
Deferred compensation amortization ...........          --           64,322         64,322
Forfeiture of stock options ..................          --          140,078           --
Issuance of stock options ....................          --             --            5,851
Net loss and comprehensive loss ..............    (1,556,747)          --       (1,556,747)
                                                 -----------    -----------    -----------
Balance at December 31, 1999 .................    (6,510,653)       (24,900)     1,241,377
Deferred compensation amortization ...........          --            5,870          5,870
Net loss and comprehensive loss ..............      (259,799)          --         (259,799)
                                                 -----------    -----------    -----------
Balance at March 31, 2000 ....................   $(6,770,452)   $   (19,030)   $   987,448
                                                 ===========    ===========    ===========

See accompanying notes.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Period from
                                                                                                      inception
                                                                                                      (Sept. 17,
                                                                            Three Month Periods     1996) through
                                                                              Ended March 31,          March 31,
                                                                           2000           1999           2000
                                                                        -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss ............................................................   $  (259,799)   $  (671,935)   $(6,770,452)
Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization .................................         6,883          8,860        152,850
      Amortization of deferred compensation .........................         5,870         21,677        185,432
      Non-cash compensation and other expenses ......................        14,743          6,548      1,332,011
      Loss realized on sale of short-term investment ................          --           48,545        703,306
      Changes in operating assets and liabilities:
         Accounts receivable ........................................          --          (60,404)          --
         Prepaid expenses and other .................................        (9,197)         7,235        (70,151)
         Other assets, net ..........................................         3,762           --           54,075
         Accounts payable ...........................................       (35,214)       (11,582)        61,664
         Accrued payroll and related ................................        (9,629)       (12,444)        12,767
         Other current liabilities ..................................         6,867         23,539         11,973
                                                                        -----------    -----------    -----------
Net cash (used in) operating activities .............................      (275,714)      (639,961)    (4,326,525)
                                                                        -----------    -----------    -----------
INVESTING ACTIVITIES
Bridge loan to American Digital Network .............................       397,828           --             --
Purchases of property and equipment, net ............................        19,579          9,751       (166,673)
Purchase of short-term investment ...................................          --             --       (4,000,000)
Proceeds from sales of short-term investment ........................          --        2,180,702      3,296,694
Other assets ........................................................          --             --          (55,804)
                                                                        -----------    -----------    -----------
Net cash provided by (used in) investing activities .................       417,407      2,190,453       (925,783)
                                                                        -----------    -----------    -----------
FINANCING ACTIVITIES
Proceeds from initial public offering, net of deferred offering costs          --             --        5,672,407
Proceeds from issuance of common stock ..............................          --             --          479,628
Proceeds from issuance of Bridge Notes and warrants .................          --             --          600,000
Repayment of Bridge Notes payable ...................................          --             --         (600,000)
Repayment of capital lease obligations ..............................          (928)        (1,455)       (15,647)
Deferred finance charges ............................................          --             --          (26,820)
Advance from former stockholder .....................................          --             --           45,586
Repayment of advance from former stockholder ........................          --             --          (34,874)
Collection of capital subscriptions receivable from stockholders ....          --             --           97,500
                                                                        -----------    -----------    -----------
Net cash (used in) provided by financing activities .................          (928)        (1,455)     6,217,780
                                                                        -----------    -----------    -----------

Net increase in cash and cash equivalents ...........................       140,765      1,549,037        965,472
Cash and cash equivalents at beginning of period ....................       824,707        135,954           --
                                                                        -----------    -----------    -----------
Cash and cash equivalents at end of the period ......................   $   965,472    $ 1,684,991    $   965,472
                                                                        ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES
Non-Cash Investing and Financing Activities:
Capital subscriptions receivable from stockholders ..................   $      --      $      --      $   197,500
Equipment acquired under capital lease obligations ..................          --             --           18,276
Sale of equipment in exchange for note receivable ...................          --             --           16,875
Other Cash Flows Information:
Interest paid .......................................................           119            453         26,479
Income taxes paid ...................................................         3,180          4,785         13,376

See accompanying notes.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements


1.  Summary of Significant Accounting Policies

Description of Business
-----------------------

GlobalDigitalCommerce.com, Inc., formerly known as C2i Solutions, Inc. (the "Company") was incorporated in the State of Delaware on September 30, 1997. The Company was initially organized as a California limited liability company under the name of Challenge 2000 International, LLC ("LLC") on September 17, 1996 ("Inception"). From Inception through September 30, 1997, the Company operated under the name of the LLC. On September 30, 1997, the Company reorganized as a Delaware corporation and changed its name to C2i Solutions, Inc. On September 30, 1997, all LLC Owner Units were converted into 2,391,338 shares of the Delaware corporation's common stock and all Owner options were converted into options to acquire 547,500 shares of common stock. Concurrent with the formation of the Delaware corporation, the LLC was dissolved. On December 22, 1999 the Company changed its name from C2i Solutions, Inc. to GlobalDigitalCommerce.com, Inc.

The accompanying financial statements have been adjusted to give retroactive effect to the reorganization and capital structure of the Delaware corporation from Inception.

The Company is focused on pursuing business opportunities in the business-to-business e-commerce and information technology services and solutions arena.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of March 31, 2000, the Company has not realized significant revenues and therefore, is considered to be in the development stage. From Inception (September 17, 1996) through March 31, 2000, the Company has incurred recurring operating losses totaling $6,770,452. As of March 31, 2000, the Company has limited working capital totaling $946,591.

The Company's ability to continue operations, and ultimately to attain profitable operations, is dependent upon its ability to raise additional capital through debt or equity financing to consummate acquisitions and the market acceptance of its business strategy. As a result of the Company's failure to meet continued listing requirements, the Company's securities were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 8, 1999. This delisting is expected to have an adverse effect on the Company's ability to raise capital. There can be no assurances that the Company's business strategy or its efforts to raise additional capital will be successful. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements


1.  Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)
---------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other future period.

Comprehensive Income(Loss)
--------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income or loss, be reported in the financial statements in the period in which they are recognized. SFAS No. 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income
(loss). Comprehensive net loss for the three-month period ended March 31, 2000 and 1999 is equal to reported net loss.

2.  Note Receivable

In August 1999, in connection with the Company's entering into an agreement to merge with American Digital Network ("ADN"), the Company agreed to provide ADN with working capital in the form of a loan prior to the closing of the merger transaction. Amounts advanced under the loan agreement boar interest at a rate of 10% per annum and were unsecured. The loan was due and payable immediately prior to the consummation of the merger but no later than December 31, 1999.

In October 1999, ADN and the Company, jointly terminated the agreement to merge. During the quarter ended March 31, 2000, the Company received payment in full of $449,379 under the note, including $22,207 of accrued interest.

3.  Capital Transactions

Stock Option Plan
-----------------

During the period from January 1, 2000 through March 31, 2000, the Company granted incentive stock options to purchase an aggregate of 259,344 shares of the Company's Common Stock, at exercise prices ranging from $0.8125 to $0.9688 per share to certain employees of the Company. These options vest ratably over three years, are exercisable at various dates, and expire five and ten years from date of grant, or earlier in the event of termination of employment.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

ITEM 2:    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

This Form 10-QSB contains certain statements of a forward-looking nature relating to future events (including potential acquisitions and financings) or the future financial performance of the Company. Such statements are only predictions, are subject to numerous risks and uncertainties and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2. These factors and other risks are discussed more fully in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30,2000.

Overview
--------

      GlobalDigitalCommerce.com, Inc. ("GDCC" or the "Company") is pursuing business opportunities in the e-commerce and information technology services and solutions arenas through mergers and acquisitions. The Company's business strategy envisions a multi-phased roll-up transaction, with each phase being comprised of a merger between the Company and one or more privately-held companies who provide synergistic business to business e-commerce and information technology services and solutions, as well as a capital infusion from an external source. The Company's efforts are currently focused on identifying and evaluating potential merger and acquisition targets. The Company does not have any binding agreements with respect to such acquisitions or financing.

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

      There can be no assurance that the Company will be able to successfully expand into the internet and business-to business e-commerce areas. The Company's failure to develop products and services through acquisitions within the period in which the Company has operating capital would materially adversely affect the Company's business, operating results and financial condition. If the Company cannot complete these transactions before its available capital is depleted, the Company would be required to terminate operations. See "Risk Factors--Need to Develop New Products and Technologies."

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

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

Legal Proceedings
-----------------

      On January 10, 2000 the Securities and Exchange Commission entered a Formal Order of Investigation in a matter entitled Trading in the Securities of C2i Solutions, Inc. (LA-01970). This order enables the SEC to subpoena documents and witnesses and to compel their compliance with an inquiry concerning possible suspicious trading in the Company's Common Stock prior to a July 2, 1999 announcement of an execution of a letter of intent to merge with American Digital Network, Inc. The Company has received a subpoena to produce additional documents to the SEC and is in the process of assembling the required information. The Company and its CEO have also provided documents to the SEC in response to earlier informal document requests. Pursuant to terms of its Indemnification Agreement with its CEO, the Company is reimbursing the CEO for legal expenses incurred in this matter. This investigation may result in substantial expenditures of available resources and may divert management's attention from executing on the Company's acquisition strategy and may impair the Company's ability to obtain financing. As a result, this investigation could have a material adverse effect on the Company, its results of operations and its prospects.

      The Company has been named as a defendant in a lawsuit filed by Allen & Caron, Inc. in Superior Court located in Orange County, California. The compliant alleges breach of contract, fraud and related claims associated with alleged amounts unpaid to Allen & Caron for its consulting services in the areas of investor relations. The complaint seeks recovery of approximately $21,500 in unpaid services, plus interest, punitive damages and attorneys fees. The Company is attempting to have this matter resolved through arbitration pursuant to the terms of the contract with Allen & Caron. Given the inherent uncertainty involved with litigation or arbitration, the Company is unable to determine whether or when this matter will be resolved short of trial and the extent of any payments the Company will be required to make.

Results of Operations for the three month periods ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

      No revenues were earned for the three months ended March 31, 2000, which represents a decrease of 100% over the comparable quarter of the prior year, in which revenues totaled $274,337. This decrease in revenues resulted from the restructuring strategy and completion of Y2K contracts. The Company currently has no ongoing client engagements or sales and marketing activities. For the three months ended March 31, 1999, service revenues accounted for 100% of total revenues.

      One customer accounted for 96% of the Company's revenues for the three months ended March 31, 1999.

      Cost of revenues were not incurred for the three months ended March 31, 2000. Cost of revenues were 50% ($137,024) of total revenues for the three months ended March 31, 1999. These costs consisted primarily of personnel related costs of providing consulting services.

      For the three months ended March 31, 2000, no gross margin was recorded. For the three months ended March 31, 1999, the gross margin percentage was 50%. This decrease reflects the Company's restructuring strategy which involved concluding all ongoing client engagements and terminating sales and marketing activities.

      The Company incurred selling, general and administrative expenses for the three month period ended March 31, 2000 totaling $276,582 compared with $783,252 for the comparable prior year period. This decrease in 2000 resulted primarily from decreased personnel and related expenses, decreased facilities expenses in connection with the closure of the four regional offices, overall contraction of services, and decreased travel and marketing expenses incurred as a result of the restructuring and reorganization of the Company.

      Interest and dividend income was $17,821 for the three months ended March 31, 2000, compared with $29,550 for the three months ended March 31, 1999. Interest expense totaled $128 for the three months ended March 31, 2000 and consisted primarily of interest on capital lease obligations, compared with total interest expense of $453 for the three months ended March 31, 1999. This decrease in 2000 reflects a decrease in interest-earning balances in 2000 compared with the 1999 balances, as the net proceeds from the Company's initial public offering are being used to fund operations.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)


Liquidity and Capital Resources
-------------------------------

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

      The Company's operating activities used net cash of $275,714 and $639,961 during the three-month periods ended March 31, 2000 and 1999, respectively. This decrease in cash used for operating activities in 2000 compared to 1999, results primarily from the restructuring and reorganization of the Company. The restructuring decreased operating expenses by lowering the number of employees, closing four regional offices, and decreasing travel and marketing expenses.

      The Company's investing activities provided cash of $417,407 during the three months ended March 31, 2000 and provided cash of $2,190,453 during the three month period ending March 31, 1999, respectively. The decrease in cash provided by investing activities in 2000 compared to cash provided in 1999 relates to the proceeds from the repayment of the Bridge Loan to ADN totaling $397,828 and net proceeds from the sale of property and equipment of $19,579 during 2000, compared with the proceeds from the sales of the short-term investment totaling $2,180,702 and net proceeds from the sale of property and equipment of $9,751 during 1999.

      The Company's financing activities used net cash of $928 and used net cash of $1,455 during the three months ended March 31, 2000 and 1999, respectively, which represents cash used to repay capital lease obligations.

      As of March 31, 2000, the Company had cash and cash equivalents of $965,472 and working capital of $946,591 compared with cash and cash equivalents of $1,684,991 and working capital of $1,732,788 at March 31, 1999. Based on management's current operating plan, the Company believes that its existing resources will be sufficient to fund operations through approximately September 30, 2000. However, the Company expects to continue to experience operating losses and to use cash in operations at least until it can complete an acquisition.

      The Company's ability to achieve profitability will be dependent upon a number of factors, including interest in and support of the Company's merger and acquisition strategy, as well as management's ability to execute its strategy and to obtain financing. There can be no assurance that the Company will be able to successfully execute its strategy, that any such current or future strategy will provide the Company with expected benefits, or that the Company will ever be able to generate revenues sufficient to cover its expenses. There is also no assurance that the Company will be able to obtain future financing on favorable terms or at all.

      If the Company cannot generate sufficient revenues, which will not happen at least until consummation of an acquisition and of which there can be no assurance even after an acquisition, the Company will be required to raise capital from the sale of equity securities or the issuance of debt or terminate operations. There is no assurance that such sales or issuances can be effected at favorable terms, it at all.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

      The timing and amount of the Company's capital requirements will depend on a number of factors, including interest in and support for the Company's merger and acquisition strategy, as well as management's ability to execute its strategy, competitive pressures, and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed or, that if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to implement its strategy, develop or enhance its products and services, take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if funds are not available, the Company will be required to terminate operations.

Interest Rate Risk
------------------

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

Business Risks and Uncertainties
--------------------------------

GDCC has a Limited Operating History; Limited Experience in Information Technology and E-Commerce Solutions and No Current Revenue Expectations.

      GDCC was founded in September 1996, has a limited operating history and is in the development stage. GDCC has limited experience in providing information technology or E-commerce solutions. GDCC's operations to date have not produced significant revenues and its decision to refocus on acquisitions means that it will not produce any revenues at least until it is able to complete an acquisition. GDCC may not generate any future revenues from the sale of its services or products after any such acquisition.

History of Operating Losses; Need for Additional Financing

      GDCC has experienced significant operating losses since its inception in September 1996. As of March 31, 2000, GDCC's accumulated deficit was $6,770,452. Losses have principally been the result of the various costs associated with GDCC's selling, general and administrative expenses as GDCC commenced operations, and began marketing activities and losses on investments. GDCC expects that it will continue to incur operating losses if no acquisitions are completed. GDCC believes that its existing capital resources will enable it to fund its operations until approximately September 30, 2000. GDCC will be required to seek additional capital to continue its operations beyond that time. GDCC has no commitments for any future funding, and GDCC may not be able to obtain additional capital in the future. If GDCC is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations. Additionally, while a reduction of operation could prolong its ability to operate, that reduction would adversely affect the Company's ability to implement its acquisition strategy.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

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

Need to Develop New Products and Services; Risks Associated with Potential Unspecified Acquisitions

      To date, GDCC has generated substantially all of its revenues from its now terminated Y2K related activities. As a result of its changed focus, GDCC plans to actively pursue business opportunities in the Internet and business to business e-commerce market through mergers and acquisitions, although no specific acquisitions are ready to be completed or are subject to any binding acquisition agreements. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things:

      -     The assumption of unforeseen liabilities;

      - The difficulty of assimilating the operations and personnel of the acquired companies;

      - The inability of GDCC's management to maximize the financial and strategic position of GDCC by the incorporation of acquired technology or business into GDCC;

      - The difficulty of maintaining uniform standards, controls, procedures and policies;

      - The potential loss of key employees of the acquiring or acquired companies; and

      - The impairment of relationships with employees, consultants, customers, and suppliers as a result of changes in management

      No assurance can be given that GDCC will undertake acquisition activities, will complete any acquisitions, or that if an acquisition does occur it will not materially and adversely affect GDCC or will be successful in enhancing GDCC's business. If GDCC proceeds with one or more significant acquisitions, a substantial portion of GDCC's available cash could be used to consummate those transactions. Alternatively, GDCC might issues equity securities as consideration for an acquisition which might result in significant dilution of the stockholders' ownership interest in GDCC, or GDCC could issue debt securities to finance an acquisition, which might reduce the book value and earnings per share of GDCC common stock. The accounting for business acquisitions by GDCC is likely to involve the recognition of significant goodwill and intangible assets in connection with the acquisition and, as a result, would typically result in substantial charges against GDCC's reported future operating results.

No Follows-On Business

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

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

Dependence on Key Personnel

      GDCC's success will, to a large extent, depend upon the continued services of its executive officers who have limited experience at managing a business like GDCC's or in evaluating potential strategic alternatives. The loss of services of any of these executive officers may materially and adversely affect GDCC. GDCC's employment agreements with its key personnel may be terminated by either party, with or without cause, with the exception of its agreement with Mr. Whalen. Mr. Whalens's employment agreement has a term of five years, expiring in May 2002, and limits GDCC's ability to terminate him, except for cause, and provides for six months severance pay, unless Mr. Whalen voluntarily resigns his position.

      Three of the executive officers of GDCC have left the Company since December 31, 1999. While the Company has recruited replacements, these transitions have affected, for at least the short term, the Company's ability to implement its strategic plan.

Concentration of Share Ownership and Voting Power Among Directors and Officers

      The directors and officers of GDCC control approximately 45.6% of the voting power and therefore have close to the number of votes required to elect all of GDCC's directors and, hence, will be able to significantly influence the affairs of the Company. In addition, the directors and officers of GDCC will have a substantial portion of all the votes required to amend GDCC's Certificate of Incorporation and By-laws and significantly effect fundamental corporate transactions involving GDCC, including the acceptance or rejection of any proposals relating to a merger of GDCC or an acquisition of GDCC by another entity.

Risk of Shares Being Characterized as Penny Stocks; Impaired Liquidity of the Shares

      The SEC has adopted regulations which define a "penny stock" to be an equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      The foregoing penny stock restrictions will not apply to shares if:

      -     They are listed on the Nasdaq SmallCap Market;

      - Certain price and volume information is publicly available on current and continuing basis; and,

      - The issuer meets certain minimum net tangible assets or average revenue criteria.

      There can be not assurance that GDCC's securities will qualify for exemption from the penny stock restrictions. If GDCC's shares were subject to the rules on penny stocks, the market liquidity for these shares would be adversely affected.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)


                           PART II: OTHER INFORMATION


ITEM 1:   Legal Proceedings

See Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Proceeds of the initial offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $132,915 to purchase machinery, equipment and other capital additions, $18,181 to repay capital leases and accrued interest, $2,333,334 to pay employees' and officers' salaries and related payroll taxes, $503,997 for occupancy costs, $262,430 for advertising and promotion, $159,166 for recruiting, $669,989 for other general corporate purposes and realized investment losses totaling $453,028 net of related interest and dividend income. The remaining proceeds from the initial public offering have been invested in fully insured, money market accounts and short-term U.S. government treasury bills pending their use.

ITEM 6:   Exhibits and Reports on Form 8-K:

    (a)   Exhibits:

          See Exhibit Index.

     (b)  Reports on Form 8-K:

          On January 4, 2000, the Company filed a Current Report on Form 8-K to report the Company had changed its name from C2i Solutions, Inc. to GlobalDigitalCommerce.com, Inc. to better reflect its corporate direction. The new ticker symbol is GDXX.OB for the common stock and GDXXW.OB for the warrants.



                                  EXHIBIT INDEX
Exhibit
Number    Description of Document
------    -----------------------

10.19 Employment agreement dated March 3, 2000 by and between GlobalDigitalCommerce.com, Inc. and Jeff Primes

10.20 Employment agreement dated March 10, 2000 by and between GlobalDigitalComerce.com, Inc. and Richard H. Middelberg

27.1      Financial Data Schedule

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             GLOBALDIGITALCOMMERCE.COM, INC.



Dated: May 15, 2000          By: /s/   John Anthony Whalen, Jr.
                                 ------------------------------------------
                                 John Anthony Whalen, Jr.,
                                 President and Chief Executive Officer




Dated: May 15, 2000          By:  /s/  Richard Middelberg
                                  -----------------------------------------
                                  Richard Middelberg
                                  Chief Financial Officer