Form 10QSB
period 2000-06-30
GLOBALDIGITALCOMMERCE COM INC
filed 2000-08-14
CIK 1048135

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the Issuer's Common Stock, $0.001 par value, was 3,840,925 as of August 9, 2000.

Transitional Small Business Disclosure Format (check one):  YES [_]   NO [X]

                         GlobalDigitalCommerce.com, Inc.
                              REPORT ON FORM 10-QSB


                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Balance Sheets as of June 30, 2000
         (Unaudited) and December 31, 1999 ...............................     3

         Condensed Statements of Operations for the three and six
         months ended June 30, 2000 and 1999 (Unaudited) and for the period
         from Inception through June 30, 2000 (Unaudited) ................     4

         Condensed Statements of Stockholders' Equity (Deficit)
         for the periods ended December 31, 1996, 1997, 1998 and
         1999 (Unaudited) and June 30, 2000 (Unaudited) ..................     5

         Condensed Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999 (Unaudited), and for the period
         from Inception through June 30, 2000 (Unaudited) ................     6

         Notes to Condensed Financial Statements (Unaudited) .............     7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................     9


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds .......................    16

ITEM 6.  Exhibits and Reports on Form 8-K ................................    17

SIGNATURES ...............................................................    18

                          PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets

                                                                  June 30,    December 31,
                                                                    2000          1999
                                                                ------------  ------------
                                                                (Unaudited)      (Note)
Assets
Current Assets:
   Cash and cash equivalents ...............................   $   701,034    $   824,707
   Prepaid expenses and other ..............................        56,415         60,954
                                                               -----------    -----------
Total current assets .......................................       757,449        885,661

Property and equipment, net ................................        37,582         51,253
Note receivable ............................................          --          428,333
Other assets, net ..........................................           273          4,066
                                                               -----------    -----------
Total assets ...............................................   $   795,304    $ 1,369,313
                                                               ===========    ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ........................................   $    73,303    $    96,878
   Accrued payroll and related .............................        14,865         22,396
   Current portion of capital lease obligations ............         1,669          3,556
   Other current liabilities ...............................        10,553          5,106
                                                               -----------    -----------
Total current liabilities ..................................       100,390        127,936

Stockholders' Equity:
   Preferred Stock- $ .001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding ..........          --             --
   Common Stock- $.001 par value; 10,000,000 shares
     authorized; 3,840,925 shares issued and outstanding
     at June 30, 2000 and December 31, 1999 ................         3,841          3,841
   Additional paid-in capital ..............................     7,543,434      7,549,989
   Warrants to acquire common stock ........................       223,100        223,100
   Deficit accumulated during the development stage ........    (7,064,924)    (6,510,653)
   Deferred compensation ...................................       (10,537)       (24,900)
                                                               -----------    -----------
Total stockholders' equity .................................       694,914      1,241,377
                                                               -----------    -----------
Total liabilities and stockholders' equity .................   $   795,304    $ 1,369,313
                                                               ===========    ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

                       Condensed Statements Of Operations
                                   (Unaudited)

                                                                                                              Period from
                                                                                                               Inception
                                                                                                             (September 17,
                                                   Three Month Periods            Six Month Periods          1996) through
                                                      Ended June 30,                Ended June 30,              June 30,
                                                  2000             1999          2000           1999              2000
                                                 -----------    ----------    ------------   ------------    -------------
Revenues:
  Services ...................................   $      --      $   126,256    $      --      $   400,593    $ 1,082,723
  Products ...................................          --             --             --             --          118,848
                                                 -----------    -----------    -----------    -----------    -----------
Total revenues ...............................          --          126,256           --          400,593      1,201,571
                                                 -----------    -----------    -----------    -----------    -----------
Cost of revenues:
  Services ...................................          --          118,050           --          255,074        522,449
  Products:
    Customers ................................          --             --             --             --           64,852
    Former stockholder .......................          --             --             --             --           17,652
                                                 -----------    -----------    -----------    -----------    -----------
Total cost of revenues .......................          --          118,050           --          255,074        604,953
                                                 -----------    -----------    -----------    -----------    -----------
Gross profit .................................          --            8,206           --          145,519        596,618

Selling, general and administrative expenses .       306,726        310,285        583,308      1,093,537      7,122,675
                                                 -----------    -----------    -----------    -----------    -----------
Operating loss ...............................      (306,726)      (302,079)      (583,308)      (948,018)    (6,526,057)
Interest and dividend income .................       (11,323)       (17,296)       (29,144)       (46,846)      (335,822)
Interest expense .............................            76            359            204            812         46,330
Interest expense to former employees .........          --             --             --             --            3,105
Other expense (income) .......................        (1,007)         4,823            (97)        11,371        121,948
Loss realized on sale of short-term investment          --             --             --           48,545        703,306
                                                 -----------    -----------    -----------    -----------    -----------
Net loss .....................................   $  (294,472)   $  (289,965)   $  (554,271)   $  (961,900)   $(7,064,924)
                                                 ===========    ===========    ===========    ===========    ===========
Loss per share (basic and  diluted) ..........   $     (0.08)   $     (0.08)   $     (0.14)   $     (0.27)
                                                 ===========    ===========    ===========    ===========
Shares used in computing loss per share ......     3,840,925      3,542,171      3,840,925      3,542,171
                                                 ===========    ===========    ===========    ===========

       See accompanying notes.

                        GlobalDigitalCommerce.com, Inc..
                          (A Development Stage Company)

             Condensed Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                  Common Stock         Additional       Warrants
                                            ------------------------    Paid-In        to Acquire
                                               Shares       Amount      Capital       Common Stock
                                            ----------   -----------   -----------    ------------
Balance at Inception, September 17, 1996          --     $      --     $      --      $      --
Issuance of common stock for cash and
  capital subscriptions receivable .....     1,050,000         1,050       156,450           --
Net loss and comprehensive loss ........          --            --            --             --
                                           -----------   -----------   -----------    -----------
Balance at December 31, 1996 ...........     1,050,000         1,050       156,450           --
Issuance of common stock for cash and
  capital subscriptions receivable .....     1,333,332         1,333     1,398,666           --
Issuance of common stock for
  services rendered ....................         8,006             8         9,075           --
Deferred compensation ..................          --            --         346,325           --
Issuance of warrants ...................          --            --            --          108,000
Net loss and comprehensive loss ........          --            --            --             --
                                           -----------   -----------   -----------    -----------
Balance at December 31, 1997 ...........     2,391,338         2,391     1,910,516        108,000
Issuance of common stock and warrants ..     1,150,000         1,150     5,556,157        115,100
Exercise of common stock options .......           833             1         2,082           --
Deferred compensation ..................          --            --          (1,785)          --
Net loss and comprehensive loss ........          --            --            --             --
                                           -----------   -----------   -----------    -----------
Balance at December 31, 1998 ...........     3,542,171         3,542     7,466,970        223,100
Issuance of common stock ...............       285,994           286       199,714           --
Exercise of common stock options .......        12,760            13        17,532           --
Deferred compensation amortization .....          --            --            --             --
Forfeiture of stock options ............          --            --        (140,078)          --
Issuance of stock options ..............          --            --           5,851           --
Net loss and comprehensive loss ........          --            --            --             --
                                           -----------   -----------   -----------    -----------
Balance at December 31, 1999 ...........     3,840,925         3,841     7,549,989        223,100
Deferred compensation amortization .....          --            --            --             --
Forfeiture of stock options ............          --            --          (6,555)          --
Net loss and comprehensive loss ........          --            --            --             --
                                           -----------   -----------   -----------    -----------
Balance at June 30, 2000 ...............     3,840,925   $     3,841   $ 7,543,434    $   223,100
                                           ===========   ===========   ===========    ===========

                                             Deficit
                                           Accumulated                        Total
                                            During the                     Stockholders
                                           Development       Deferred         Equity
                                              Stage        Compensation      (Deficit)
                                           -----------     ------------    ------------
Balance at Inception, September 17, 1996   $      --       $      --       $       --
Issuance of common stock for cash and
  capital subscriptions receivable .....          --              --           157,500
Net loss and comprehensive loss ........       (44,338)           --           (44,338)
                                           -----------     -----------     -----------
Balance at December 31, 1996 ...........       (44,338)           --           113,162
Issuance of common stock for cash and
  capital subscriptions receivable .....          --              --         1,399,999
Issuance of common stock for
  services rendered ....................          --              --             9,083
Deferred compensation ..................          --          (322,812)         23,513
Issuance of warrants ...................          --              --           108,000
Net loss and comprehensive loss ........    (1,806,438)           --        (1,806,438)
                                           -----------     -----------     -----------
Balance at December 31, 1997 ...........    (1,850,776)       (322,812)       (152,681)
Issuance of common stock and warrants ..          --              --         5,672,407
Exercise of common stock options .......          --              --             2,083
Deferred compensation ..................          --            93,512          91,727
Net loss and comprehensive loss ........    (3,103,130)           --        (3,103,130)
                                           -----------     -----------     -----------
Balance at December 31, 1998 ...........    (4,953,906)       (229,300)      2,510,406
Issuance of common stock ...............          --              --           200,000
Exercise of common stock options .......          --              --            17,545
Deferred compensation amortization .....          --            64,322          64,322
Forfeiture of stock options ............          --           140,078            --
Issuance of stock options ..............          --              --             5,851
Net loss and comprehensive loss ........    (1,556,747)           --        (1,556,747)
                                           -----------     -----------     -----------
Balance at December 31, 1999 ...........    (6,510,653)        (24,900)      1,241,377
Deferred compensation amortization .....          --             7,808           7,808
Forfeiture of stock options ............          --             6,555            --
Net loss and comprehensive loss ........      (554,271)             --        (554,271)
Balance at June 30, 2000 ...............   $(7,064,924)    $   (10,537)    $   694,914
                                           ===========     ===========     ===========


             See accompanying notes.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Period from
                                                                                                           inception
                                                                                                           (Sept. 17,
                                                                                   Six Month Periods     1996) through
                                                                                     Ended June 30,         June 30,
                                                                                  2000           1999         2000
                                                                               ---------    -----------  -------------
OPERATING ACTIVITIES
Net loss ...................................................................   $(554,271)   $  (961,900)   $(7,064,924)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization ..........................................      13,798         16,234        159,765
    Amortization of deferred compensation ..................................       7,808         42,699        187,370
    Non-cash compensation and other expenses ...............................      14,743         11,252      1,332,011
    Loss realized on sale of short-term investment .........................        --           48,545        703,306
    Changes in operating assets and liabilities:
       Accounts receivable, net ............................................        --          116,805           --
       Prepaid expenses and other ..........................................       4,539         16,805        (56,415)
       Other assets, net ...................................................       3,793           --           54,106
       Accounts payable ....................................................     (23,575)       (47,571)        73,303
       Accrued payroll and related .........................................      (7,531)        (9,740)        14,865
       Other current liabilities ...........................................       5,447        (13,353)        10,553
                                                                               ---------    -----------    -----------
Net cash (used for) operating activities ...................................    (535,249)      (780,224)    (4,586,060)
                                                                                ---------    -----------    -----------
INVESTING ACTIVITIES
Bridge loan to American Digital Network ....................................     397,828           --             --
Purchases of property and equipment, net ...................................      15,635         12,259       (170,617)
Purchase of short-term investment ..........................................        --             --       (4,000,000)
Proceeds from sale of short-term investment ................................        --        2,180,702      3,296,694
Other assets ...............................................................        --             --          (55,804)
                                                                               ---------    -----------    -----------
Net cash provided by (used for) investing activities .......................     413,463      2,192,961       (929,727)
                                                                               ---------    -----------    -----------
FINANCING ACTIVITIES
Proceeds from initial public offering, net of deferred offering costs ......        --             --        5,672,407
Proceeds from issuance of common stock .....................................        --             --          479,628
Proceeds from issuance of Bridge Notes and warrants ........................        --             --          600,000
Repayment of Bridge Notes payable ..........................................        --             --         (600,000)
Repayment of capital lease obligations .....................................      (1,887)        (2,957)       (16,606)
Deferred finance charges ...................................................        --             --          (26,820)
Advance from former stockholder ............................................        --             --           45,586
Repayment of advance from former stockholder ...............................        --             --          (34,874)
Collection of capital subscriptions receivable from stockholders ...........        --             --           97,500
                                                                               ---------    -----------    -----------
Net cash provided by (used for) financing activities .......................      (1,887)        (2,957)     6,216,821
                                                                               ---------    -----------    -----------
Net increase (decrease) in cash and cash equivalents .......................    (123,673)     1,409,780        701,034
Cash and cash equivalents at beginning of period ...........................     824,707        135,954           --
                                                                               ---------    -----------    -----------
Cash and cash equivalents at end of the period .............................   $ 701,034    $ 1,545,734    $   701,034
                                                                               =========    ===========    ===========
SUPPLEMENTAL DISCLOSURES
Non-Cash Investing and Financing Activities:
Capital subscriptions receivable from stockholders .........................   $    --      $      --      $   197,500
Equipment acquired under capital lease obligations .........................        --             --           18,276
Sale of equipment in exchange for note receivable ..........................        --             --           16,875

Other Cash Flows Information:
Interest paid ..............................................................         195            812         26,555
Income taxes paid ..........................................................       3,180          4,785         13,376

    See accompanying notes.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (Unaudited)

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

The Company is focused on pursuing business opportunities in the business-to-business e-commerce and information technology services and solutions arenas.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of June 30, 2000, the Company has not realized significant revenues and therefore, is considered to be in the development stage. From Inception (September 17, 1996) through June 30, 2000, the Company has incurred recurring operating losses totaling $7,064,924. As of June 30, 2000, the Company had limited working capital totaling $694,914.

The Company's ability to continue operations, and ultimately to attain profitable operations, is dependent upon its ability to raise additional capital through debt or equity financing, to consummate acquisitions and the market acceptance of its business strategy and any products or services offered by the entities it acquires. As a result of the Company's failure to meet continued listing requirements, the Company's securities were delisted from the Nasdaq SmallCap Market, effective with the close of business on November 8, 1999. This delisting is expected to have an adverse effect on the Company's ability to raise capital. There can be no assurances that the Company's business strategy or its efforts to raise additional capital will be successful. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

               Notes to Condensed Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)
---------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the three month period or the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other future period.

Comprehensive Income(Loss)
--------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income or loss, be reported in the financial statements in the period in which they are recognized. SFAS No. 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income
(loss). Comprehensive net loss for the three and six month periods ended June 30, 2000 and 1999 is equal to reported net loss.

2. Capital Transactions

Stock Option Plan
-----------------

During the period from April 1, 2000 through June 30, 2000, the Company granted incentive stock options and nonqualified stock options to purchase an aggregate of 576,586 and 107,488, shares of the Company's Common Stock, respectively, at exercise prices ranging from $0.2188 to $0.5000 per share to certain employees, consultants and directors of the Company. These options vest ratably over periods ranging from three to five years, are exercisable at various dates, and expire five and ten years from date of grant, or earlier in the event of termination of employment.

In June 2000, the Company's Stockholders approved two amendments to the Company's 1997 Stock Option Plan (the "Option Plan") to (a) increase the Grant Limit to 400,000 shares per employee per fiscal year and (b) that upon a Change of Control, any unexercisable or unvested portion of the outstanding options will become fully vested and exercisable prior to the Change in Control, and that to the extent that the options outstanding under the Option Plan are not exercised prior to such event, they will continue to be exercisable subject to existing expiration provisions.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains certain statements of a forward-looking nature relating to the Company's acquisition strategy, capital raising plans, the period during which existing funds are expected to be able to support operations other future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30,1999.

Overview
--------

GlobalDigitalCommerce.com, Inc. ("GDCC" or the "Company") is pursuing business opportunities in the e-commerce and information technology services and solutions arenas through mergers and acquisitions. The Company's business strategy envisions a multi-phased roll-up transaction, with each phase being comprised of a merger between the Company and one or more privately-held companies who provide synergistic business to business e-commerce and information technology services and solutions, as well as a capital infusion from an external source. The Company's efforts are currently focused on identifying and evaluating potential merger and acquisition targets. The Company does not have any binding agreements in place with respect to such acquisitions or financing.

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

There can be no assurance that the Company will be able to successfully expand into the internet and business-to business e-commerce areas. The Company's failure to develop products and services through acquisitions within the period in which the Company has operating capital would materially adversely affect the Company's business, operating results and financial condition. If the Company cannot complete these transactions before its available capital is depleted, the Company would be required to terminate operations. See "Risk Factors-Need to Develop New Products and Technologies."

In view of the early stage of development and current absence of revenue producing activities there can be no assurance that the Company will be able to implement its strategy or achieve or maintain profitable operations. The Company expects to continue to incur operating losses at least until it can complete an acquisition or acquisitions that are profitable and will offset GDCC's corporate expense.

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

Legal Proceedings
-----------------

On January 10, 2000 the Securities and Exchange Commission entered a Formal Order of Investigation in a matter entitled Trading in the Securities of C2i Solutions, Inc. (LA-01970). This order enables the SEC to subpoena documents and witnesses and to compel their compliance with an inquiry concerning possible suspicious trading in the Company's Common Stock prior to a July 2, 1999 announcement of an execution of a letter of intent to merge with American Digital Network, Inc. The Company has received a subpoena to produce additional documents to the SEC and has provided the documents requested. The Company and its CEO have also provided documents to the SEC in response to earlier informal document requests. Pursuant to terms of its Indemnification Agreement with its CEO, the Company is reimbursing the CEO for legal expenses incurred in this matter. This investigation may result in substantial expenditures of available resources, may divert management's attention from executing on the Company's acquisition strategy and may impair the Company's ability to obtain financing. As a result, this investigation could have a material adverse effect on the Company, its results of operations and its prospects.

The Company has been named as a defendant in a lawsuit filed by Allen & Caron, Inc. in Superior Court located in Orange County, California. The compliant alleges breach of contract, fraud and related claims associated with alleged amounts unpaid to Allen & Caron for its consulting services in the areas of investor relations. The complaint seeks recovery of approximately $21,500 in unpaid services, plus interest, punitive damages and attorneys fees. The Company is vigorously contesting liability and intends to resolve this matter through arbitration pursuant to the terms of the contract with Allen & Caron. Given the inherent uncertainty involved with litigation or arbitration, the Company is unable to determine whether or when this matter will be resolved and the extent of any payments the Company will be required to make.

Results of Operations for the three and six month periods ended June 30, 2000
-----------------------------------------------------------------------------
and 1999
--------

No revenues were earned for the three months ended June 30, 2000, which represents a decrease of 100% over the comparable quarter of the prior year, in which revenues totaled $126,256. This decrease in revenues resulted from the restructuring strategy and completion of Y2K contracts. The Company currently has no ongoing client engagements or sales and marketing activities.

No revenues were earned for the six months ended June 30, 2000, which represent a decrease of 100% over the comparable period of the prior year, in which revenues totaled $400,593.

One customer accounted for 93% of the Company's total revenues for the six months ended June 30, 1999.

Cost of revenues were not incurred for the three and six months period ended June 30, 2000. Cost of revenues were 94% ($118,050) of total revenues and 64% ($255,074) of total revenues for the three and six months period ended June 30, 1999, which represented primarily personnel related costs of providing consulting services.

For the three and six months period ended June 30, 2000, no gross margin was recorded. For the three and six months period ended June 30, 1999, the gross margin percentage equaled 6% and 36%, respectively. The significant decrease in the 1999 second quarter gross margin percentage is the result of the terms of a contract modification done during the second quarter of 1999.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

Results of Operations for the three and six month periods ended June 30, 2000
-----------------------------------------------------------------------------
and 1999 (continued)
--------------------

The Company incurred selling, general and administrative expenses for the three month period ended June 30, 2000 totaling $306,726 compared with $310,285 for the comparable prior year period. These similar amounts in selling, general and administrative expenses are a result of March 1999 restructuring efforts, specifically the closure of four regional offices and the elimination of approximately 14 positions. During the six months ended June 30, 2000, the Company incurred selling, general and administrative expenses totaling $583,308, a decrease of 47% over the comparable prior year period total of $1,093,537.

Interest and dividend income was $11,323 and $29,144 for the three and six months ended June 30, 2000, respectively, compared with $17,296 and $46,846 for the three and six months ended June 30, 1999, respectively. This decrease in 2000 reflects a substantial decrease in interest-earning balances in 2000 compared to the 1999 balances. Interest expense totaled $76 and $204 for the three and six months ended June 30, 2000, respectively, which consisted entirely of interest on capital lease obligations, compared with total interest expense of $359 and $812 for the three and six months ended June 30, 1999, respectively.

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

The Company's operating activities used net cash of $535,249 and $780,224 during the six month periods ended June 30, 2000 and 1999, respectively. This decrease in cash used for operating activities in 2000 compared to 1999, results primarily from the restructuring and reorganization of the Company. The restructuring decreased operating expenses by lowering the number of employees, closing four regional offices, and decreasing travel and marketing expenses.

The Company's investing activities provided cash of $413,463 during the six months ended June 30, 2000 and provided cash of $2,192,961 during the six month period ending June 30, 1999, respectively. The decrease in cash provided by investing activities in 2000 compared to cash provided in 1999 relates to the proceeds from the repayment of the bridge loan to ADN totaling $397,828 and net proceeds from the sale of property and equipment of $15,635 during 2000, compared with the proceeds from the sales of the short-term investment totaling $2,180,702 and net proceeds from the sale of property and equipment of $12,259 during 1999.

The Company's financing activities used net cash of $1,887 and used net cash of $2,957 during the six months ended June 30, 2000 and 1999, respectively, which represents cash used to repay capital lease obligations.

As of June 30, 2000, the Company had cash and cash equivalents of $701,034 and working capital of $694,914 compared with cash and cash equivalents of $1,545,734 and working capital of $1,591,205 at June 30, 1999. Based on management's current operating plan, the Company believes that its existing resources will be sufficient to fund operations through approximately January 31, 2001. However, the Company expects to continue to experience operating losses and to use cash in operations at least until it can complete an acquisition or acquisitions that are profitable and will offset GDCC's corporate expense.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

Liquidity and Capital Resources (Continued)
-------------------------------------------

The Company's ability to achieve profitability will be dependent upon a number of factors, including interest in and support of the Company's merger and acquisition strategy, as well as management's ability to execute its strategy and to obtain financing. There can be no assurance that the Company will be able to successfully execute its strategy, that any such current or future strategy will provide the Company with expected benefits, or that the Company will ever be able to generate revenues sufficient to cover its expenses. There is also no assurance that the Company will be able to obtain future financing on favorable terms, if at all.

If the Company cannot generate sufficient revenues, which will not happen at least until consummation of an acquisition and of which there can be no assurance even after an acquisition, the Company will be required to raise capital from the sale of equity securities or the issuance of debt or terminate operations. There is no assurance that any such sales or issuances can be effected at favorable terms, if at all.

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

Business Risks and Uncertainties
--------------------------------

GDCC has a Limited Operating History; Limited Experience in Information Technology and E-Commerce Solutions and No Current Revenue Expectations

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

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

History of Operating Losses; Need for Additional Financing

GDCC has experienced significant operating losses since its inception in September 1996. As of June 30, 2000, GDCC's accumulated deficit was $7,064,924. Losses have principally been the result of the various costs associated with GDCC's selling, general and administrative expenses as GDCC commenced operations, and began marketing activities and losses on investments. GDCC expects that it will continue to incur operating losses if no acquisitions are completed. GDCC believes that its existing capital resources will enable it to fund its operations until approximately January 31, 2001. GDCC will be required to seek additional capital to continue its operations beyond that time. GDCC has no commitments for any future funding, and GDCC may not be able to obtain additional capital in the future. If GDCC is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations. Additionally, while a reduction of operations could prolong its ability to operate, that reduction would adversely affect the Company's ability to implement its acquisition strategy.

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

Need to Develop New Products and Services; Risks Associated with Potential Unspecified Acquisitions

To date, GDCC has generated substantially all of its revenues from its now terminated Y2K related activities. As a result of its changed focus, GDCC is pursuing business opportunities in the Internet and business to business e-commerce market through mergers and acquisitions, although no specific acquisitions are ready to be completed or are subject to any binding acquisition agreements. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things:

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

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

No assurance can be given that GDCC will complete any acquisitions, or that if an acquisition does occur it will not materially and adversely affect GDCC or will be successful in enhancing GDCC's business. If GDCC proceeds with one or more significant acquisitions, a substantial portion of GDCC's available cash could be used to consummate those transactions. Alternatively, GDCC might issue equity securities as consideration for an acquisition which might result in significant dilution of the stockholders' ownership interest in GDCC, or GDCC could issue debt securities to finance an acquisition, which might reduce the book value and earnings per share of GDCC common stock. The accounting for business acquisitions by GDCC is likely to involve the recognition of significant goodwill and intangible assets in connection with the acquisition and, as a result, would typically result in substantial charges against GDCC's reported future operating results. Depending on the size, consideration and structure chosen, GDCC may be able to consummate one or more acquisitions without obtaining stockholder approval.

No Follow-On Business

As a result of GDCC's decision not to pursue additional Y2K projects, GDCC currently has no ongoing projects or expectations of future projects from its previous customers, including significant customers. The absence of any current revenue generating client relationships will have a material adverse effect on GDCC's business, financial condition and results of operations. GDCC will not have any revenues at least until it completes an acquisition.

Dependence on Key Personnel

GDCC's success will, to a large extent, depend upon the continued services of its executive officers who have limited experience at managing a business like GDCC's or in evaluating potential strategic alternatives. The loss of services of any of these executive officers may materially and adversely affect GDCC. GDCC's employment agreements with its key personnel may be terminated by either party, with or without cause, with the exception of its agreement with Mr. Whalen. Mr. Whalens' employment agreement has a term of five years, expiring in May 2002, and limits GDCC's ability to terminate him, except for cause, and provides for six months severance pay, unless Mr. Whalen voluntarily resigns his position.

Concentration of Share Ownership and Voting Power among Directors and Officers

The directors and officers of GDCC control approximately 45.6% of the voting power and therefore have close to the number of votes required to elect all of GDCC's directors and, hence, will be able to significantly influence the affairs of the Company. In addition, the directors and officers of GDCC will have a substantial portion of all the votes required to amend GDCC's Certificate of Incorporation and By-laws and significantly effect fundamental corporate transactions involving GDCC, including any required acceptance or rejection of any proposals relating to a merger of GDCC or an acquisition of GDCC by another entity.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)

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

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)


                           PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

See PART I, ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Proceeds of the initial offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $136,445 to purchase machinery, equipment and other capital additions, $19,307 to repay capital leases and accrued interest, $2,484,086 to pay employees' and officers' salaries and related payroll taxes, $516,651 for occupancy costs, $262,930 for advertising and promotion, $160,002 for recruiting, $755,807 for other general corporate purposes and realized investment losses totaling $453,028 net of related interest and dividend income. The remaining proceeds from the initial public offering have been invested in fully insured, money market accounts and short-term U.S. government treasury bills pending their use.

ITEM 4: Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held June 2, 2000. At the meeting the following directors were elected:

     1.   The vote for Class III Directors was as follows:

          Director                         Number of Common Shares Voted
          --------                         -----------------------------
                                              For     Withhold Authority
                                           ---------  ------------------
          William J. Kaffer                3,682,292        49,459
          John Anthony Whalen, Jr.         3,681,459        50,292


     2. The vote for Class II Directors was as follows:

          Director                         Number of Common Shares Voted
          --------                         -----------------------------
                                              For     Withhold Authority
                                           ---------  ------------------
          Richard H. Middelberg            3,682,292        49,459

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)


ITEM 4: Submission of Matters to a Vote of Security Holders (continued).

     In addition, the stockholders approved a proposal to amend the Company's 1997 Stock Option Plan to (a) increase the Grant Limit to 400,000 shares per employee per fiscal year and (b) provide that upon a Change of Control, any unexercisable or unvested portion of the outstanding options will become fully vested and exercisable prior to the Change in Control, and that to the extent that the options outstanding under the Option Plan are not exercised prior to such event, they will continue to be exercisable subject to existing expiration provisions.


          Proposal                   Number of Common Shares Voted
          --------             ------------------------------------------
                                                                 Broker
                                  For      Against    Abstain   Non-Votes
                               ---------  ---------  ---------  ---------
Amendments to the Company's
1997 Stock Option Plan         3,390,637   63,984     227,130       0


ITEM 6: Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          See  Exhibit Index.

     (b)  Reports on Form 8-K:

          No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

ITEMS 3 and 5 are not applicable and have been omitted.



                                  EXHIBIT INDEX
Exhibit
Number   Description of Document
-------  -----------------------
 3.1* Certificate of Incorporation (previously filed as an exhibit to GDCC's Quarterly Report on Form 10-QSB filed on May 15, 1998)

 3.2*    Bylaws

10.21 Employment agreement dated March 16, 2000 by and between GlobalDigitalComerce.com, Inc. and Brooks L. Ensign

27.1     Financial Data Schedule
------------------
* Previously filed. Unless otherwise indicated, all previously filed exhibits were filed as exhibits to the Company's Registration Statement on Form SB-2, as amended, initially on November 4, 1997.

                         GlobalDigitalCommerce.com, Inc.
                          (A Development Stage Company)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GlobalDigitalCommerce.com, Inc.



Dated: August 14, 2000                 By: /s/  John Anthony Whalen, Jr.
                                           ------------------------------
                                           John Anthony Whalen, Jr.
                                           President and Chief Executive Officer




Dated: August 14, 2000                 By: /s/   Richard H. Middelberg
                                           ---------------------------
                                           Richard H. Middelberg
                                           Chief Financial Officer