Form 10QSB
period 2000-09-30
GLOBALDIGITALCOMMERCE COM INC
filed 2000-11-13
CIK 1048135

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB
                                  (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                    YES    X         NO _______
                         -----

The number of shares outstanding of the Issuer's Common Stock, $0.001 par value, was 3,840,925 as of October 30, 2000.

          Transitional Small Business Disclosure Format (check one):

                    YES  -----       NO _______

                        GlobalDigitalCommerce.com, Inc.
                             REPORT ON FORM 10-QSB

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.      FINANCIAL INFORMATION

ITEM 1.      Condensed Balance Sheets as of September 30, 2000
             (Unaudited) and December 31, 1999                                          3

             Condensed Statements of Operations for the three and nine months ended September 30, 2000 and 1999 (Unaudited) and for the period
             from Inception through September 30, 2000 (Unaudited)                      4

             Condensed Statements of Stockholders' Equity (Deficit) for the
             periods ended December 31, 1996, 1997, 1998 and 1999 (Unaudited) and
             September 30, 2000 (Unaudited)                                             5

             Condensed Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999 (Unaudited), and for the period
             from Inception through September 30, 2000 (Unaudited)                      6

             Notes to Condensed Financial Statements (Unaudited)                        7

ITEM 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  9


PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                         16

ITEM 2.      Changes in Securities and Use of Proceeds                                 16

ITEM 4.      Submission of Matters to a Vote of Security Holders                       16

ITEM 6.      Exhibits and Reports on Form 8-K                                          16

SIGNATURES                                                                             18

                         PART I: FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

                           Condensed Balance Sheets


                                                                                 September 30,               December 31,
                                                                                      2000                       1999
                                                                               ------------               ------------
                                                                                  (Unaudited)                   (Note)
Assets
Current Assets:
   Cash and cash equivalents                                                   $    443,863               $    824,707
   Prepaid expenses and other                                                        44,450                     60,954
                                                                               ------------               ------------
Total current assets                                                                488,313                    885,661

Property and equipment, net                                                          30,491                     51,253
Note receivable                                                                         ---                    428,333
Other assets, net                                                                       243                      4,066
                                                                               ------------               ------------
Total assets                                                                   $    519,047               $  1,369,313
                                                                               ============               ============

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                            $     58,329               $     96,878
   Accrued payroll and related                                                       23,128                     22,396
   Current portion of capital lease obligations                                         679                      3,556
   Other current liabilities                                                          9,975                      5,106
                                                                               ------------               ------------
Total current liabilities                                                            92,111                    127,936


Stockholders' Equity:
   Preferred Stock- $ .001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding                                       ---                        ---
   Common Stock- $.001 par value; 80,000,000 shares authorized;
     3,840,925 shares issued and outstanding at
     September 30, 2000 and December 31, 1999                                         3,841                      3,841
   Additional paid-in capital                                                     7,543,434                  7,549,989
   Warrants to acquire common stock                                                 223,100                    223,100
   Deficit accumulated during the development stage                              (7,334,757)                (6,510,653)
   Deferred compensation                                                             (8,682)                   (24,900)
                                                                               ------------               ------------
Total stockholders' equity                                                          426,936                  1,241,377
                                                                               ------------               ------------
Total liabilities and stockholders' equity                                     $    519,047               $  1,369,313
                                                                               ============               ============

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

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

                       Condensed Statements Of Operations
                                  (Unaudited)



                                                                                                                       Period from
                                                                                                                        Inception
                                                                                                                      (September 17,
                                                        Three Month Periods             Nine Month Periods            1996) through
                                                        Ended September 30,             Ended September 30,            September 30,
                                                       2000             1999           2000             1999              2000
                                                 ---------------    ------------   -----------     ------------      --------------
Revenues:
   Services                                      $         ----     $   57,480     $               $   458,073         $ 1,082,723
   Products                                                ----           ----           ----             ----             118,848
                                                 --------------     ----------     ----------      -----------         -----------
Total revenues                                             ----         57,480           ----          458,073           1,201,571
                                                 --------------     ----------     ----------      -----------         -----------
Cost of revenues:
   Services                                                ----           ----           ----          255,074             522,449
   Products:
     Customers                                             ----           ----           ----             ----              64,852
     Former stockholder                                    ----           ----           ----             ----              17,652
                                                 --------------     ----------     ----------      -----------         -----------
Total cost of revenues                                     ----           ----           ----          255,074             604,953
                                                 --------------     ----------     ----------      -----------         -----------

Gross profit                                               ----         57,480           ----          202,999             596,618

Selling, general and administrative expenses            278,304        381,682        861,612        1,475,219           7,400,979
                                                 --------------     ----------     ----------      -----------         -----------
Operating loss                                         (278,304)      (324,202)      (861,612)      (1,272,220)         (6,804,361)
Interest and dividend income                             (7,924)       (17,872)       (37,068)         (64,718)           (343,746)
Interest expense                                             90            307            294            1,119              46,420
Interest expense to former employees                       ----           ----           ----             ----               3,105
Other expense (income)                                     (637)        (3,827)          (734)           7,544             121,311
Loss realized on sale of short-term investment             ----           ----           ----           48,545             703,306
Write-off of note receivable                               ----        402,936           ----          402,936                ----
                                                 --------------     ----------     ----------      -----------         -----------

Net loss                                         $     (269,833)    $ (705,746)    $ (824,104)     $(1,667,646)        $(7,334,757)
                                                 ==============     ==========     ==========      ===========         ===========
Loss per share (basic and  diluted)              $        (0.07)    $    (0.20)    $    (0.21)     $     (0.47)
                                                 ==============     ==========     ==========      ===========
Shares used in computing loss per share               3,840,925      3,553,267      3,840,925        3,545,910
                                                 ==============     ==========     ==========      ===========

See accompanying notes.

                       GlobalDigitalCommerce.com, Inc..
                         (A Development Stage Company)

            Condensed Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)





                                                                                                Deficit
                                                Common Stock                                  Accumulated                Total
                                          ---------------------                    Warrants    During the              Stockholder's
                                                                  Additional      to Acquire  Development    Deferred     Equity
                                            Shares     Amount   Paid-In Capital  Common Stock    Stage     Compensation  (Deficit)
                                          -----------------------------------------------------------------------------------------
Balance at Inception, September 17, 1996       ----    $  ----  $        ----    $       ---- $      ----  $      ----  $      ----
Issuance of common stock for cash and
 capital subscriptions receivable         1,050,000      1,050        156,450            ----        ----         ----      157,500
Net loss and comprehensive loss                ----       ----           ----            ----     (44,338)        ----      (44,338)
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1996              1,050,000      1,050        156,450            ----     (44,338)        ----      113,162
Issuance of common stock for cash and
 capital subscriptions receivable         1,333,332      1,333      1,398,666            ----        ----         ----    1,399,999
Issuance of common stock for services
 rendered                                     8,006          8          9,075            ----        ----         ----        9,083
Deferred compensation                          ----       ----        346,325            ----        ----     (322,812)      23,513
Issuance of warrants                           ----       ----           ----         108,000        ----         ----      108,000
Net loss and comprehensive loss                ----       ----           ----            ----  (1,806,438)        ----   (1,806,438)
                                        -----------    -------  -------------    ------------ -----------  -----------  -----------
Balance at December 31, 1997              2,391,338      2,391      1,910,516         108,000  (1,850,776)    (322,812)    (152,681)
Issuance of common stock and warrants     1,150,000      1,150      5,556,157         115,100        ----         ----    5,672,407
Exercise of common stock options                833          1          2,082            ----        ----         ----        2,083
Deferred compensation                          ----       ----         (1,785)           ----        ----       93,512       91,727
Net loss and comprehensive loss                ----       ----           ----            ----  (3,103,130)        ----   (3,103,130)
                                        -----------    -------  -------------    ------------ -----------  -----------  -----------
Balance at December 31, 1998              3,542,171      3,542      7,466,970         223,100  (4,953,906)    (229,300)   2,510,406
Issuance of common stock                    285,994        286        199,714            ----        ----         ----      200,000
Exercise of common stock options             12,760         13         17,532            ----        ----         ----       17,545
Deferred compensation amortization             ----       ----           ----            ----        ----       64,322       64,322
Forfeiture of stock options                    ----       ----       (140,078)           ----        ----      140,078         ----
Issuance of stock options                      ----       ----          5,851            ----        ----         ----        5,851
Net loss and comprehensive loss                ----       ----           ----            ----  (1,556,747)        ----   (1,556,747)
                                        -----------    -------  -------------    ------------ -----------  -----------  -----------
Balance at December 31, 1999              3,840,925      3,841      7,549,989         223,100  (6,510,653)     (24,900)   1,241,377
Deferred compensation amortization             ----       ----           ----            ----        ----        9,663        9,663
Forfeiture of stock options                    ----       ----         (6,555)           ----        ----        6,555         ----
Net loss and comprehensive loss                ----       ----           ----            ----    (824,104)        ----     (824,104)
                                        -----------    -------  -------------    ------------ -----------  -----------  -----------
Balance at September 30, 2000             3,840,925    $ 3,841  $   7,543,434    $    223,100 $(7,334,757) $    (8,682) $   426,936
                                        ===========    =======  =============    ============ ===========  ===========  ===========

      See accompanying notes.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

                      Condensed Statements of Cash Flows

                                 (Unaudited)

                                                                                                                     Period from
                                                                                                                      inception
                                                                                                                      (Sept. 17,
                                                                             Nine Month Periods                     1996) through
                                                                            Ended September 30,                     September 30,
                                                                       2000                    1999                      2000
                                                                 ------------------     -------------------     -------------------
OPERATING ACTIVITIES
Net loss                                                         $    (824,104)         $   (1,667,646)         $   (7,334,757)
Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization                                     20,889                  23,449                 166,856
      Amortization of deferred compensation                              9,663                  58,451                 189,225
      Non-cash compensation and other expenses                          14,743                  12,626               1,332,011
      Loss realized on sale of short-term investment                      ----                  48,545                 703,306
      Write-off of note receivable                                        ----                 402,936                    ----
      Changes in operating assets and liabilities:
         Accounts receivable, net                                         ----                 116,805                    ----
         Prepaid expenses and other                                     16,504                    ----                 (44,450)
         Other assets, net                                               3,823                  39,863                  54,136
         Accounts payable                                              (38,549)                (79,356)                 58,329
         Accrued payroll and related                                       732                 (12,164)                 23,128
         Other current liabilities                                       4,869                 (28,417)                  9,975
                                                                 -------------          --------------          --------------
Net cash (used for) operating activities                              (791,430)             (1,084,908)             (4,842,241)
                                                                 -------------          --------------          --------------
INVESTING ACTIVITIES
Bridge loan to American Digital Network                                397,828                (382,866)                   ----
Purchases of property and equipment, net                                15,635                   3,659                (170,617)
Purchase of short-term investment                                         ----                    ----              (4,000,000)
Proceeds from sale of short-term investment                               ----               2,180,702               3,296,694
Other assets                                                              ----                    ----                 (55,804)
                                                                 -------------          --------------          --------------
Net cash provided by (used for) investing activities                   413,463               1,801,495                (929,727)
                                                                 -------------          --------------          --------------
FINANCING ACTIVITIES
Proceeds from initial public offering, net of deferred offering           ----                    ----               5,672,407
 costs
Proceeds from issuance of common stock                                    ----                  17,545                 479,628
Proceeds from issuance of Bridge Notes and warrants                       ----                    ----                 600,000
Repayment of Bridge Notes payable                                         ----                    ----                (600,000)
Repayment of capital lease obligations                                  (2,877)                 (4,514)                (17,596)
Deferred finance charges                                                  ----                    ----                 (26,820)
Advance from former stockholder                                           ----                    ----                  45,586
Repayment of advance from former stockholder                              ----                    ----                 (34,874)
Proceeds from stock subscriptions payable                                 ----                 200,000                    ----
Collection of capital subscriptions receivable from stockholders          ----                    ----                  97,500
                                                                 -------------          --------------          --------------
Net cash provided by (used for) financing activities                    (2,877)                213,031               6,215,831
                                                                 -------------          --------------          --------------
Net increase (decrease) in cash and cash equivalents                  (380,844)                929,618                 443,863
Cash and cash equivalents at beginning of period                       824,707                 135,954                    ----
                                                                 -------------          --------------          --------------
Cash and cash equivalents at end of the period                   $     443,863          $    1,065,572          $      443,863
                                                                 =============          ==============          ==============
SUPPLEMENTAL DISCLOSURES
Non-Cash Investing and Financing Activities:
Capital subscriptions receivable from stockholders               $        ----          $         ----          $      197,500
Equipment acquired under capital lease obligations                        ----                    ----                  18,276
Sale of equipment in exchange for note receivable                         ----                  16,875                  16,875
Other Cash Flows Information:
Interest paid                                                              238                   1,119                  26,598
Income taxes paid                                                        3,405                   6,410                  13,601

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

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Since Inception, the Company has been primarily engaged in organizational activities, including raising capital, recruiting personnel, and the marketing of its products and services. As of September 30, 2000, the Company has not realized significant revenues and therefore, is considered to be in the development stage. From Inception (September 17, 1996) through September 30, 2000, the Company has incurred recurring operating losses totaling $7,334,757. As of September 30, 2000, the Company had limited working capital totaling $396,202.

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

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

              Notes to Condensed Financial Statements (Unaudited)

1.  Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)
---------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the three month period or the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other future period.

Comprehensive Income(Loss)
--------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income or loss, be reported in the financial statements in the period in which they are recognized. SFAS No. 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income
(loss). Comprehensive net loss for the three and nine month periods ended September 30, 2000 and 1999 is equal to reported net loss.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently this pronouncement was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 133, 'and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133." These statements establish accounting and reporting standards for derivative instruments and hedging activities. The Company intends to adopt SFAS No. 133 in the first quarter of Fiscal year 2001. Currently the Company has no derivative instruments to be measured.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)


ITEM 2:    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

This Form 10-QSB contains certain statements of a forward-looking nature including those relating to the Company's acquisition strategy, capital raising plans, the period during which existing funds are expected to be able to support operations, other future events or the future financial performance of the Company. Such statements are only predictions or estimates and are subject to many risks and uncertainties. Actual events or results may differ materially from those expectations. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30,2000.

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

Results of Operations for the three and nine month periods ended September 30,
------------------------------------------------------------------------------
2000 and 1999
-------------

No revenues were earned for the three months ended September 30, 2000, which represents a decrease of 100% over the comparable quarter of the prior year, in which revenues totaled $57,480. This decrease in revenues resulted from the restructuring strategy and completion of Y2K contracts. The Company currently has no ongoing client engagements or sales and marketing activities.

No revenues were earned for the nine months ended September 30, 2000, which represent a decrease of 100% over the comparable period of the prior year, in which revenues totaled $458,073.

One customer accounted for 93% of the Company's total revenues for the nine months ended September 30, 1999.

Costs of revenues were not incurred for the three and nine months period ended September 30, 2000. Cost of revenues were 56% ($255,074) of total revenues for the nine months period ended September 30, 1999, which represented primarily personnel related costs of providing consulting services.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

Results of Operations for the three and nine month periods ended September 30,
------------------------------------------------------------------------------
2000 and 1999 (continued)
-------------------------

The Company incurred selling, general and administrative expenses for the three month period ended September 30, 2000, totaling $278,304 compared with $381,682 for the comparable prior year period. The decrease of 27% ($103,378) in selling, general and administrative expenses is mostly due to cost associated with the third quarter 1999 contemplated merger transaction with American Digital Network, which was jointly terminated in October 1999. During the nine months ended September 30, 2000, the Company incurred selling, general and administrative expenses totaling $861,612, a decrease of 42% over the comparable prior year period total of $1,475,219, this decrease is primarily the result of the March 1999 restructuring efforts, specifically the closure of four regional offices and the elimination of approximately 14 positions.

Interest and dividend income was $7,924 and $37,068 for the three and nine months ended September 30, 2000, respectively, compared with $17,872 and $64,718 for the three and nine months ended September 30, 1999, respectively. These decreases in 2000 reflect a reduction in interest-earning balances in 2000 compared to the 1999 balances. Interest expense totaled $90 and $294 for the three and nine months ended September 30, 2000, respectively, which for the most part consisted of interest on capital lease obligations, compared with total interest expense of $307 and $1,119 for the three and nine months ended September 30, 1999, respectively.

Liquidity and Capital Resources
-------------------------------

From Inception (September 17, 1996) through February 1998, the Company financed its operations primarily through the proceeds from the issuance of common stock and a bridge financing, completed in October 1997, resulting in an aggregate of $958,000 from the sale and issuance of debt and equity securities, including warrants. In February 1998, the Company completed an initial public offering of its common stock. This offering provided the Company with net proceeds of $5,672,407, including proceeds from the exercise of the underwriter's overallotment option received in March 1998. The Company received $2,083 and $17,545 in March 1998 and July 1999, respectively, related to the exercise of stock options. In August 1999, the Company received $200,000 for issuance of its common stock in a private placement to two directors. Funds from these sources have been and are expected to continue to be used as working capital to fund the Company's operations.

The Company's operating activities used net cash of $791,430 and $1,084,908 during the nine month periods ended September 30, 2000 and 1999, respectively. This decrease in cash used for operating activities in 2000 compared to 1999, results primarily from the restructuring and reorganization of the Company. The restructuring decreased operating expenses by lowering the number of employees, closing four regional offices, and decreasing travel and marketing expenses.

The Company's investing activities provided cash of $413,463 during the nine months ended September 30, 2000 and provided cash of $1,801,495 during the nine month period ending September 30, 1999, respectively. The decrease in cash provided by investing activities in 2000 compared to cash provided in 1999 relates to the proceeds from the repayment of the bridge loan to ADN totaling $397,828 and net proceeds from the sale of property and equipment of $15,635 during 2000, compared with the proceeds from the sales of the short-term investments totaling $2,180,702, the net proceeds from the sale of property and equipment of $3,659, which were offset by the bridge loan advanced to ADN totaling $382,866 during 1999.

The Company's financing activities used net cash of $2,887 and provided net cash of $213,031 during the nine months ended September 30, 2000 and 1999, respectively. The September 30, 2000, financing activities represent cash used to repay capital lease obligations, while the September 30, 1999, financing activites represent cash provided by proceeds from stock subscriptions and issuance of common stock.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

Liquidity and Capital Resources (continued)
-------------------------------------------

As of September 30, 2000, the Company had cash and cash equivalents of $443,863 and working capital of $396,202 compared with cash and cash equivalents of $1,065,572 and working capital of $844,826 at September 30, 1999. Based on management's current operating plan, the Company believes that its existing resources will be sufficient to fund operations through approximately January 31, 2001. However, the Company expects to continue to experience operating losses and to use cash in operations at least until it can complete an acquisition or acquisitions that are profitable and will offset GDCC's corporate expense.

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

If the Company cannot generate sufficient revenues, which will not happen at least until consummation of an acquisition and of which there can either be no assurance even after an acquisition, the Company will be required to raise capital from the sale of equity securities or the issuance of debt or to terminate operations. There is no assurance that any such sales or issuance's can be effected at favorable terms, if at all.

The timing and amount of the Company's capital requirements will depend on a number of factors, including interest in and support for the Company's merger and acquisition strategy, capital provided by or required for the operations of any acquired companies, as well as management's ability to execute its strategy, competitive pressures, and the availability of complementary businesses or technologies that the Company may wish to acquire. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed or, that if available, such financing will include terms favorable to the Company or its stockholders. If adequate funds are not available on acceptable terms, the Company may be unable to implement its strategy, develop or enhance its products and services, take advantage of opportunities or respond to competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if funds are not available by the end of January 2001, the Company will be required to terminate operations.

Interest Rate Risk
------------------

The Company is exposed to changes in interest rates primarily from its short-term investments in certain available for sale securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. During the year ended December 31, 1999, the Company realized losses on its short-term investments totaling $48,545. The Company has invested its cash resources in fully insured money market accounts, short-term U.S. Government treasury bills and investment grade commercial paper. The Company believes a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest-sensitive financial instruments it holds.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

Business Risks and Uncertainties
--------------------------------

GDCC has a Limited Operating History and Limited Experience in Information Technology and E-Commerce Solutions

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

History of Operating Losses; Need for Additional Financing

GDCC has experienced significant operating losses since its inception in September 1996. As of September 30, 2000, GDCC's accumulated deficit was $7,334,757. Losses have principally been the result of the various costs associated with GDCC's selling, general and administrative expenses as GDCC commenced operations, and began marketing activities and losses on investments. GDCC expects that it will continue to incur operating losses at least until the completion of one or more acquisitions with operations sufficient to offset GDCC's corporate expense. GDCC believes that its existing capital resources will enable it to fund its operations until approximately January 31, 2001. GDCC will be required to seek additional capital to continue its operations beyond that time. GDCC has no commitments for any future funding, and GDCC may not be able to obtain additional capital in the future. If GDCC is unable to obtain the necessary capital, it will be required to significantly curtail its activities or cease operations. Additionally, while a reduction of operations could prolong its ability to operate, that reduction would adversely affect the Company's ability to implement its acquisition strategy.

Due to its continuing losses, and inability to raise sufficient additional equity, GDCC failed to meet the requirements for continued listing of its shares on the NASDAQ SmallCap Market. As a result, GDCC's securities have been delisted from the NASDAQ SmallCap Market. GDCC's securities are currently traded on the OTC Bulletin Board and may become subject to the regulations applicable to penny stocks. Investors may find it more difficult to obtain timely and accurate quotes and execute trades in the Company's securities and the liquidity of GDCC's securities may be impaired. Before GDCC's securities can be listed on the NASDAQ SmallCap Market, it will need to satisfy the more stringent initial listing requirements (which require, among other things, net tangible assets of $4 million and a minimum bid price of $4.00 per share). GDCC may not be able to meet these requirements.

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

     . The inability of GDCC's management to maximize the financial and strategic position of GDCC by the incorporation of acquired technology or business into GDCC or to realize the potential synergies available to other acquired companies;

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)

     . The difficulty of maintaining uniform standards, controls, procedures and policies;

     . The potential loss of key employees of the acquiring or acquired companies; and

     . The impairment of relationships with employees, consultants, customers, and suppliers as a result of changes in management.

No assurance can be given that GDCC will complete any acquisitions, or that if an acquisition does occur it will not materially and adversely affect GDCC or will be successful in enhancing GDCC's business. If GDCC proceeds with one or more significant acquisitions, a substantial portion of GDCC's available cash could be used to consummate those transactions. Alternatively, GDCC might issue equity securities as consideration for an acquisition that might result in significant dilution of the stockholders' ownership interest in GDCC, or GDCC could issue debt securities to finance an acquisition, which might reduce the book value and earnings per share of GDCC common stock. The accounting for business acquisitions by GDCC is likely to involve the recognition of significant goodwill and intangible assets in connection with the acquisition and, as a result, would typically result in substantial charges against GDCC's reported future operating results. Depending on the size, consideration and structure chosen, GDCC may be able to consummate one or more acquisitions without obtaining stockholder approval.

No Follow-On Business or Current Revenue Expectations

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

Dependence on Key Personnel

GDCC's success will, to a large extent, depend upon the continued services of its executive officers who have limited experience at managing a business like GDCC's or in evaluating potential strategic alternatives. The loss of services of any of these executive officers may materially and adversely affect GDCC. GDCC's employment agreements with its key personnel may be terminated by either party, with or without cause, with the exception of its agreement with Mr. Whalen. Mr. Whalens' employment agreement has a term of five years, expiring in May 2002, which limits GDCC's ability to terminate him, except for cause, and provides for six months severance pay, unless Mr. Whalen voluntarily resigns his position.

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

As of September 30, 2000, all of the proceeds from the initial public offering have been accounted for in the following manner. Proceeds of the initial offering were used to repay the Bridge Notes and accrued interest thereon, totaling $621,412, $17,920 of which was paid to a former executive officer of the Company. The Company also used $136,445 to purchase machinery, equipment and other capital additions, $20,341 to repay capital leases and accrued interest, $2,650,527 to pay employees' and officers' salaries and related payroll taxes, $527,947 for occupancy costs, $268,530 for advertising and promotion, $161,537 for recruiting, $836,860 for other general corporate purposes and realized investment losses totaling $453,028 net of related interest and dividend income.

ITEM 4:  Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders was held August 11, 2000. At the meeting the stockholders approved a proposal to amend the Certificate of Incorporation to increase the number of shares of authorized Common Stock to 80 million and to increase the number of authorized Preferred Stock to 10 million

         Proposal                          Number of Common Shares Voted
         --------               ------------------------------------------------
                                    For        Against     Abstain     Non-Votes
                                -----------   ---------   ---------    ---------
Amendment to the Company's
Certificate of Incorporation     2,673,102      46,365      4,933          0


ITEM 6:   Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          See Exhibit Index.

     (b)  Reports on Form 8-K:

          No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

ITEMS 3 and 5 are not applicable and have been omitted.

                        GlobalDigitalCommerce.com, Inc.
                         (A Development Stage Company)


                                 EXHIBIT INDEX
Exhibit
Number         Description of Document
------         -----------------------

3.1            Certificate of Incorporation, as amended.

3.2*           Bylaws

27.1           Financial Data Schedule

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



                                  GlobalDigitalCommerce.com, Inc.



Dated: November 10, 2000        By: /s/ John Anthony Whalen, Jr.
                                -------------------------------------
                                John Anthony Whalen, Jr., President
                                and Chief Executive Officer



Dated: November 10, 2000        By: /s/ Richard H. Middelberg
                                -------------------------------------
                                Richard H. Middelberg
                                Chief Financial Officer